Form 10-Q
period 1996-06-02
SLOANS SUPERMARKETS INC
filed 1996-07-18
CIK 28325

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


   (Mark One)

[X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 2, 1996.

[ ]         TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from .............to ............

Commission File Number 1-7013

                           SLOAN'S SUPERMARKETS, INC.
                           --------------------------
             (Exact Name of Registrant as Specified in its Charter)

          Delaware                                13-1829183
          --------                                ----------
(State or Other Jurisdiction of              (I.R.S. Employer
Incorporation or Organization)                Identification No.)

                  823 Eleventh Avenue, New York, New York 10019
                  ---------------------------------------------
                    (Address of Principal Executive Offices)

                                 (212) 956-5803
                                 --------------
              (Registrant's Telephone Number, Including Area Code)

                                       N/A
                                       ---
              (Former Name, Former Address and Former Fiscal Year,
                          if Changed Since Last Report)

Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15 (d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]    No [ ]

At July 16, 1996, the registrant had issued and outstanding 3,132,289 shares of common stock.

                   SLOAN'S SUPERMARKETS, INC. AND SUBSIDIARIES


                          PART I-FINANCIAL INFORMATION



Item 1. Financial Statements


         Consolidated Balance Sheets as of June 2, 1996
                  and March 3, 1996                          Page 3

         Consolidated Statements of Operations for
                  the thirteen weeks ended June 2, 1996
                  and May 28, 1995                           Page 4

         Consolidated Statements of Stockholders'
                  Equity for the thirteen weeks ended
                  June 2, 1996 and May 28, 1995              Page 5

         Consolidated Statements of Cash Flows for
                  the thirteen weeks ended June 2, 1996
                  and May 28, 1995                           Page 6

         Notes to Consolidated Financial Statements          Page 7




Item 2. Management's Discussion and Analysis of
         Financial Condition and Results of Operations       Page 9

Item 1
Financial Statements


                                             SLOAN'S SUPERMARKETS, INC. AND SUBSIDIARIES
                                                     CONSOLIDATED BALANCE SHEETS

                                                                                    June 2,         March 3,
                                                                                     1996            1996
                                                                                   unaudited        audited
                                                                                   ---------        -------
ASSETS
          Cash ..............................................................   $     74,765    $     71,242
          Accounts receivable - net of allowance for doubtful accounts
             of $30,000 at June 2, and March 3, 1996 ........................        238,895         282,182
          Inventory .........................................................      5,570,239       5,461,283
          Prepaid expenses and other current assets .........................        182,411         167,512
          Due from related parties ..........................................        873,093         527,694

                   Total current assets .....................................      6,939,403       6,509,913
                                                                                ------------    ------------

PROPERTY AND EQUIPMENT:
          Furniture, fixtures and equipment .................................      5,483,077       5,461,146
          Leaseholds and leasehold improvements .............................     11,665,032      11,657,126
                                                                                ------------    ------------
                                                                                  17,148,109      17,118,272
          Less accumulated depreciation and amortization ....................      3,341,241       2,947,116
                                                                                ------------    ------------

                   Net property and equipment ...............................     13,806,868      14,171,156

          Receivable from officer ...........................................        322,830         318,005
          Deposits and other assets .........................................        313,584         301,230
          Deferred costs ....................................................        111,919         115,358
          Noncompete agreement - net of accumulated amortization of
             $252,293 at June 2, 1996 and $232,535 at March 3, 1996 .........        538,023         557,781
          Deferred finance costs - net of accumulated amortization of
             $15,653 at June 2, 1996 and $9,190 at March 3, 1996 ............        113,641         120,105
                                                                                ------------    ------------

TOTAL .......................................................................   $ 22,146,268    $ 22,093,548
                                                                                ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
          Accounts payable, trade ...........................................   $  5,424,036    $  5,591,948
          Accrued payroll, vacation and withholdings ........................        547,929         703,785
          Accrued expenses and other current liabilities ....................        779,273         473,506
          Revolving credit facility .........................................      1,000,000       1,000,000
          Current portion of long term debt .................................      1,200,000       1,200,000
                                                                                ------------    ------------

                   Total current liabilities ................................      8,951,238       8,969,239

          Long-term debt ....................................................      5,100,000       5,400,000
          Deferred credits ..................................................        148,575         172,442
          Deferred rents ....................................................        617,764         553,429
                                                                                ------------    ------------

                   Total liabilities ........................................     14,817,577      15,095,110
                                                                                ------------    ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
          Preferred stock,  $50 par, - shares authorized 500,000;  none issued
          Common stock, $.02 par, - shares authorized 10,000,000; outstanding
               3,132,289 shares issued at June 2,  and  March 3, 1996 .......         62,646          62,646
          Additional paid-in capital ........................................     18,248,286      18,248,286
          Accumulated deficit ...............................................    (10,982,241)    (11,312,494)
                                                                                ------------    ------------

                   Total stockholders' equity ...............................      7,328,691       6,998,438
                                                                                ------------    ------------

TOTAL .......................................................................   $ 22,146,268    $ 22,093,548
                                                                                ============    ============

See accompanying notes.

                   SLOAN'S SUPERMARKETS, INC. AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
                  13 WEEKS ENDED JUNE 2, 1996 AND MAY 28, 1995

                                            13 weeks       13 weeks
                                             ended           ended
                                            June 2,         May 28,
                                             1996            1995
                                           ---------       ---------

Sales ...............................    $13,538,008     $12,103,359
Cost of sales .......................      8,113,439       7,568,758
                                           ---------       ---------


Gross profit ........................      5,424,569       4,534,601

Store operating, general and
  administrative expense ............      4,655,726       3,998,980

Management fee ......................        169,225         151,292
                                           ---------       ---------
Store operating profit ..............        599,618         384,329

Non-store operating expense .........         88,218         119,105
                                           ---------       ---------

Operating profit ....................        511,400         265,224
                                           ---------       ---------

Other income (expense)

Interest income .....................          6,385           6,083
Other income ........................          4,495           2,758
Management fee income ...............              0          50,000
Interest expense ....................       (178,021)        (95,235)
                                           ---------       ---------

                                            (167,141)        (36,394)
                                           ---------       ---------
Income from continuing operations
  before income taxes ...............        344,259         228,830

Provision for income taxes ..........         14,006          10,540
                                           ---------       ---------
Net income ..........................   $    330,253        $218,290
                                         ============      =========

Income per share ....................   $       0.10         $  0.07
                                         ============      =========

Weighted average number of shares and
equivalents outstanding .............      3,151,000       3,208,200
                                         ============      =========



See accompanying notes

                   SLOAN'S SUPERMARKETS, INC. AND SUBSIDIARIES
            UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
        13 WEEKS ENDED JUNE 2, 1996 AND FOR THE YEAR ENDED MARCH 3, 1996




                                                                   Additional                       Total
                                            Common stock            Paid-In      Accumulated     Stockholders'
                                        Shares        Amount        Capital        Deficit          Equity
                                    ------------   ------------   ------------   ------------    ------------
Balance at February 26, 1995 ....      3,132,289         62,646     18,248,286    (13,054,760)      5,256,172


Net income for the year ended
   March 3, 1996 ................                                                   1,742,266       1,742,266
                                    ------------   ------------   ------------   ------------    ------------

Balance at March 3, 1996 ........      3,132,289         62,646     18,248,286    (11,312,494)      6,998,438

Net income for the thirteen weeks
   ended June 2, 1996 ...........                                                     330,253         330,253
                                    ------------   ------------   ------------   ------------    ------------

Balance at June 2, 1996 .........      3,132,289   $     62,646   $ 18,248,286   $(10,982,241)   $  7,328,691
                                    ============   ============   ============   ============    ============



See accompanying notes.

                   SLOAN'S SUPERMARKETS, INC. AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                  13 WEEKS ENDED JUNE 2, 1996 AND MAY 28, 1995


                                                                          JUNE 2,      MAY 28,
                                                                           1996         1995

                                                                         ---------    ---------
Net income ...........................................................   $ 330,250    $ 218,290

Adjustments to reconcile net income to net cash provided by operating activities:

Depreciation and amortization ........................................     423,786      277,683

Changes in operating assets and liabilities, net of effect from acquisition of supermarkets:

Accounts receivable - net ............................................      43,287       21,867
Inventory ............................................................    (108,956)      (3,307)
Prepaid expenses and other current assets ............................     (14,899)     (64,469)
Receivable from related party - net ..................................    (345,399)     128,460
Due from related parties .............................................      (4,825)      (5,206)
Other assets .........................................................     (12,354)     (17,561)
Deferred credits .....................................................     (23,867)     (11,550)
Accounts payable, trade ..............................................    (167,912)    (483,540)
Accrued payroll, vacation and withholdings ...........................    (155,856)    (104,261)
Accrued expenses and other current liabilities .......................     305,770      266,637
Deferred rents .......................................................      64,338       42,424
                                                                         ---------    ---------

        Net cash provided by operating activities ....................     333,363      265,467
                                                                         ---------    ---------

Capital expenditures - net ...........................................     (29,837)      (9,776)
                                                                         ---------    ---------

        Net cash used in investing activities ........................     (29,837)      (9,776)
                                                                         ---------    ---------

Repayments of bank loan ..............................................    (300,000)    (263,158)
                                                                         ---------    ---------

         Net cash used in financing activities .......................    (300,000)    (263,158)
                                                                         ---------    ---------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS .................       3,526       (7,467)

CASH AND CASH EQUIVALENTS, begining of period ........................      71,242       75,503
                                                                         ---------    ---------

CASH AND CASH EQUIVALENTS, end of period .............................   $  74,768    $  68,036
                                                                         =========    =========

See accompanying notes.

                   SLOAN'S SUPERMARKETS, INC. AND SUBSIDIARIES

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING
POLICIES


BUSINESS - The Company owns and operates fourteen supermarkets and one health and beauty aids store (the "Supermarkets") under the "Sloan's" name in New York City (thirteen are located in Manhattan and two are located in Brooklyn). Eleven Supermarkets were acquired in March 1993 from CKMR Corporation ("CKMR"),a privately-held corporation unaffiliated with the Company. In August 1995, the Company sold the leasehold of one of its supermarkets; in October 1995, the Company purchased three other Supermarkets from Supermarket Acquisition Corp.("SAC"), a company owned and controlled by the Company's Chairman of the Board and Chief Executive Officer, John Catsimatidis. In February 1996, the Company opened one new Supermarket and on March 7, 1996, the Company opened a health and beauty aids store. The Company leases all of its Supermarket locations.

PRINCIPLES OF CONSOLIDATION - The consolidated  financial statements include the
accounts  of  the  Company  and  its  wholly-owned   subsidiary.   All  material
intercompany accounts and transactions have been eliminated in consolidation.

QUARTER END - The Company operates using the conventional retail 52/53 week fiscal year. The fiscal quarter ends on the last Sunday of the quarter.

INVENTORY - Store inventories are valued principally at the lower of cost or market with cost determined under the retail first in, first out (FIFO) method.

PROPERTY AND EQUIPMENT - Depreciation of furniture, fixtures and equipment is computed by the straight-line method over the estimated useful lives of the assets.

LEASES - The Company charges the cost of noncancelable operating lease payments and beneficial leaseholds to operations on a straight-line basis over the lives of the leases.

RECLASSIFICATIONS - Certain reclassifications have been made to the presentation of the quarter ended May 28, 1995 to conform to the presentation for the quarter ended June 2, 1996 and fiscal 1996.

PROVISION FOR INCOME TAXES - Income taxes reflect Federal and State alternative minimum tax only, as all regular income taxes have been offset by utilization of the Company's net operating loss carryforward.

                   SLOAN'S SUPERMARKETS, INC. AND SUBSIDIARIES

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING
POLICIES  (Continued)

INCOME PER SHARE - Per share data are based on the weighted average number of shares of common stock and equivalents outstanding during each quarter. Income per share is computed by the treasury stock method; primary and fully diluted income per share are the same.

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION-

         Cash paid during the three months ended:

                      June 2, 1996         May 28, 1995
                      ------------         ------------
Interest               $178,021             $62,732
Income taxes           $ 20,000             $29,987

In the opinion of management, the information furnished reflects all adjustments (consisting of normal recurring adjustments) which are necessary for a fair statement of the results of operations for the interim period. The interim figures are not necessarily indicative of the results to be expected for the fiscal year.

The Company's Form 10-K for the year ended March 3, 1996 contains information which should be read in conjunction herewith.


2. RELATED PARTY TRANSACTIONS

The Company has advanced funds to a company owned by the Chairman of the Board who is also the principal stockholder of the Company. As of June 2, 1996 the Company is owed $322,830 including accrued interest. As of March 3, 1996, advances and accrued interest totaled $318,005.

Red Apple Group, Inc. (Red Apple), a company wholly owned by the Company's Chairman of the Board, supervises all operations of the Company under a management agreement. The agreement requires the Company to pay to Red Apple one and one quarter percent of sales as a management fee. Management fees for the 13 weeks ended June 3, 1996 and May 28, 1995 were $169,225 and $151,292, respectively.

Red Apple periodically provides maintenance services for the Company which are not covered by the management agreement. During the quarters ended June 2, 1996 and May 28, 1995, there were no such services rendered.

                   SLOAN'S SUPERMARKETS, INC. AND SUBSIDIARIES


2. RELATED PARTY TRANSACTIONS (Continued)

Red Apple also operates 37 supermarkets in the New York metropolitan area under the Sloan's and Gristede's banners. The Company's advertising program is combined with all of these Red Apple supermarket entities. Consistent with this shared advertising program the Company is allocated advertising income and expense by Red Apple based on the Company's portion of sales to total Red Apple supermarket sales. Certain direct store advertising expense is charged on a store by store basis.

The Company purchases produce and certain sundry items from a subsidiary of Red Apple at prices consistent with those charged to other Red Apple entities as well as non-affiliated customers. Purchases for the 13 weeks ended June 2, 1996 and May 28, 1995 were $1,283,769 and $712,778, respectively.

Legal fees incurred by the Company to a law firm, of which a director of the Company is a member, were $36,000 and $76,000 for the 13 weeks ended June 2, 1996 and May 28, 1995, respectively.

PART I

Item 2.   Management's Discussion and Analysis of Financial
                 Condition and Results of Operations
                       For the 13 weeks ended
                    June 2, 1996 and May 28, 1995


                               FINANCIAL CONDITION

         The Company's working capital deficiency decreased by approximately $447,500 during the 13 weeks ended June 2, 1996. The major changes in the components of working capital are as follows:

         Due from related parties increased by approximately $345,400, primarily reflecting the billing for advertising income and volume achievement discounts by Red Apple on behalf of the Company.

         Inventory increased by approximately $109,000, reflecting management's continued desire to take advantage of volume achievement allowances.

         Accounts payable and other current liabilities remained consistent with the prior period.

         Long term debt decreased by $300,000 reflecting scheduled principal payments during the period.

                   SLOAN'S SUPERMARKETS, INC. AND SUBSIDIARIES


                         Liquidity and Capital Resources

         The Company believes that it will be able to satisfy its bank loan agreement and supermarket operating requirements from internally generated funds. In addition, the Company has in place a $1 million dollar revolving credit facility to provide short term working capital. As of June 2, 1996 the revolving credit facility was fully utilized.

                              RESULTS OF OPERATIONS

         Net income was $330,253 for the 13 weeks in 1996 compared to $218,290 for the 13 weeks in 1995, an increase of 51%.

          Sales totaled $13,538,008 for the 13 weeks in 1996 compared to $12,103,359 for the same period in 1995. The increase is attributed to the acquisition of additional stores (see, Basis of Presentation and Summary of Significant Accounting Policies "Business"). Same store sales decreased approximately $595,000 during the 13 weeks ended in 1996 compared to the same period in 1995. The decrease is partially the result of the Memorial Day holiday, the start of the summer season, coming one week earlier in the 1996 quarter than the 1995 quarter, this traditionally being the start of the Company's weakest sales period.

         Gross profit as a percentage of sales was 40.07% for the 13 weeks in 1996 compared to 37.47% for the same period in 1995. The improvement in 1996 primarily reflects improved cost controls, more efficient inventory purchasing and a better product mix.

          Store operating expenses were $4.65 million or 34.39% of sales for the 13 weeks in 1996 compared to $4.0 million or 33.04% of sales for the same period in 1995. The increase as a percentage of sales is primarily attributable to an increase in depreciation expense of $146,100 or 1% of sales. The increase in depreciation expense is directly attributable to the acquisition and opening of additional supermarket locations.

         Non-store operating expenses were $88,218 for the 13 weeks in 1996 compared to $116,530 for the same period in 1995. The decrease primarily relates to provisions for legal fees for a class action lawsuit (See Company's Annual Report filed on Form 10-K for fiscal year ended March 3, 1996, Item 3. "Legal Proceedings")accrued for during the 13 weeks in 1995. No such accruals were made during the 13 weeks in 1996.

                   SLOAN'S SUPERMARKETS, INC. AND SUBSIDIARIES

         Interest expense was $178,021 for the 13 weeks in 1996 compared to $95,235 for the 13 weeks in 1995. The increase is primarily the result of additional borrowing used to finance the purchase of 3 additional supermarkets and provided the Company with a $1 million revolving credit facility. As of June 2, 1996 the revolving credit facility was fully utilized.

         All other income and expense items, remained consistent as a percentage of sales for the comparable periods.


                            PART II-OTHER INFORMATION


Item 1.           Legal Proceedings

                  None.


Item 2.           Changes in Securities

                  None.


Item 3.           Defaults Upon Senior Securities

                  None.


Item 4.           Submission of Matters to a Vote of Security Holders

                  None.


Item 5.           Other Information

                  None.

                   SLOAN'S SUPERMARKETS, INC. AND SUBSIDIARIES

Item 6.           Exhibits and Reports on Form 8-K

                  None.


                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              Sloan's Supermarkets, Inc.

                              By:  /s/ John A. Catsimatidis
                              -----------------------------
                                   John A. Catsimatidis
                                   Chairman of the Board and
                                   Chief Executive Officer

Dated:  July 16, 1996




                              By:  /s/ Mark S. Kassner
                              ------------------------
                                   Mark S. Kassner
                                   Vice President and
                                   Chief Financial Officer

Dated:  July 16, 1996