Form 10-Q
period 1996-09-01
SLOANS SUPERMARKETS INC
filed 1996-10-16
CIK 28325

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


     (Mark One)

[X]            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 1, 1996.

[ ]        TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from .............to ............

Commission File Number 1-7013

                           SLOAN'S SUPERMARKETS, INC.
                           --------------------------
             (Exact Name of Registrant as Specified in its Charter)

          Delaware                                        13-1829183
--------------------------------------------------------------------------------
(State or Other Jurisdiction of                        (I.R.S. Employer
Incorporation or Organization)                       Identification No.)

                  823 Eleventh Avenue, New York, New York 10019
                  ---------------------------------------------
                    (Address of Principal Executive Offices)

                                   (212) 956-5803
                                   --------------
                (Registrant's Telephone Number, Including Area Code)

                                       N/A
              ----------------------------------------------------
              (Former Name, Former Address and Former Fiscal Year,
                          if Changed Since Last Report)

Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15 (d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X     No
   ------     ------

At October 15, 1996, the registrant had issued and outstanding 3,132,289 shares of common stock.

                   SLOAN'S SUPERMARKETS, INC. AND SUBSIDIARIES

                          PART I-FINANCIAL INFORMATION


Item 1. Financial Statements

            Consolidated Balance Sheets as of September
                  1, 1996 and March 3, 1996                       Page 3

            Consolidated Statements of Operations for
                  the quarter and six months ended
                  September 1, 1996 and September 3,
                  1995                                            Page 4

            Consolidated Statements of Stockholders'
                  Equity for the quarter and six months
                  ended September 1, 1996 and
                  September 3, 1995                               Page 5

            Consolidated Statements of Cash Flows for
                  the six months ended September 1,
                  1996 and September 3, 1995                      Page 6

            Notes to Consolidated Financial Statements            Page 7


Item 2.     Management's Discussion and Analysis of
                  Financial Condition and Results of
                  Operations                                      Page 9

Item 1
Financial Statements

                   SLOAN'S SUPERMARKETS, INC. AND SUBSIDIARIES
                      UNAUDITED CONSOLIDATED BALANCE SHEETS

                                                                        September 1,      March 3,
ASSETS                                                                      1996            1996
                                                                        ============    ============
CURRENT ASSETS:
  Cash                                                                  $     85,188    $     71,242
  Accounts receivable - net of allowance for doubtful accounts
     of $30,000 at Sept 1, and March 3, 1996                                 343,619         282,182
  Inventory                                                                5,869,674       5,461,283
  Prepaid expenses and other current assets                                  329,533         167,512
  Due from related parties                                                   960,220         527,694
                                                                        ------------    ------------

           Total current assets                                            7,588,234       6,509,913
                                                                        ------------    ------------

PROPERTY AND EQUIPMENT:
  Furniture, fixtures and equipment                                        5,460,924       5,461,146
  Leaseholds and leasehold improvements                                   11,708,027      11,657,126
                                                                        ------------    ------------
                                                                          17,168,951      17,118,272
  Less accumulated depreciation and amortization                           3,735,399       2,947,116
                                                                        ------------    ------------

           Net property and equipment                                     13,433,552      14,171,156

  Due from affiliate                                                         327,655         318,005
  Deposits and other assets                                                  313,585         301,230
  Deferred costs                                                             120,981         115,358
  Noncompete agreement - net of accumulated amortization of
     $272,051 at Sept 1, 1996 and $232,535 at March 3, 1996                  518,265         557,781
  Deferred finance costs - net of accumulated amortization of
     $22,120 at Sept 1, 1996 and $9,190 at March 3, 1996                     107,175         120,105
                                                                        ------------    ------------

TOTAL                                                                   $ 22,409,447    $ 22,093,548
                                                                        ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable, trade                                               $  6,025,307    $  5,591,948
  Accrued payroll, vacation and withholdings                                 469,480         703,785
  Accrued expenses and other current liabilities                             664,483         473,506
  Revolving credit facility                                                1,000,000       1,000,000
  Current portion of long term debt                                        1,200,000       1,200,000
                                                                        ------------    ------------

           Total current liabilities                                       9,359,270       8,969,239

  Long-term debt                                                           4,800,000       5,400,000
  Deferred credits                                                           113,757         172,442
  Deferred rents                                                             682,099         553,429
                                                                        ------------    ------------

           Total liabilities                                              14,955,126      15,095,110
                                                                        ------------    ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Preferred stock, $50 par, - shares authorized 500,000; none issued
  Common stock, $.02 par, - shares authorized 10,000,000; outstanding
       3,132,289 shares issued at Sept 1,  and  March 3, 1996                 62,646          62,646
  Additional paid-in capital                                              18,248,286      18,248,286
  Accumulated deficit                                                    (10,856,611)    (11,312,494)
                                                                        ------------    ------------

           Total stockholders' equity                                      7,454,321       6,998,438
                                                                        ------------    ------------

TOTAL                                                                   $ 22,409,447    $ 22,093,548
                                                                        ============    ============

See accompanying notes to unaudited consolidated financial statements.

                   SLOAN'S SUPERMARKETS, INC. AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
  FOR THE SIX MONTHS AND QUARTERS ENDED SEPTEMBER 1, 1996 AND SEPTEMBER 3, 1995

                                          13 weeks        14 weeks       26 weeks         27 weeks
                                           ended           ended          Ended            Ended
                                          Sept. 1,        Sept. 3,       Sept. 1,         Sept. 3,
                                            1996            1995           1996             1995
                                        ============    ============    ============    ============
Sales                                   $ 11,984,838    $ 11,481,525    $ 25,522,846    $ 23,584,884
Cost of sales                              6,965,651       7,204,691      15,079,090      14,773,449
                                        ------------    ------------    ------------    ------------

Gross profit                               5,019,187       4,276,834      10,443,756       8,811,435

Store operating, general and
  administrative expense                   4,462,869       4,000,009       9,118,595       7,998,989

Management fee                               149,812         143,519         319,037         294,811
                                        ------------    ------------    ------------    ------------

Store operating profit                       406,506         133,306       1,006,124         517,635

Non-store operating expense                   80,894         154,595         169,112         279,166
                                        ------------    ------------    ------------    ------------

Operating profit                             325,612         (21,289)        837,012         238,469
                                        ------------    ------------    ------------    ------------

Other income (expense)
Gain on sale of leasehold                  1,001,397               0       1,001,397
Interest income                                4,825           8,677          11,210          17,520
Other income                                  (6,850)              0          (2,355)              0
Management fee income                              0               0               0          50,000
Interest expense                            (186,970)        (86,994)       (364,991)       (182,229)
                                        ------------    ------------    ------------    ------------

                                            (188,995)        923,080        (356,136)        886,688
                                        ------------    ------------    ------------    ------------

Income from continuing operations
  before income taxes                        136,617         901,791         480,876       1,125,157

Provision for income taxes                    10,987          67,500          24,993          70,000

                                        ------------    ------------    ------------    ------------
Income from continued operations             125,630         834,291         455,883       1,055,157
                                        ------------    ------------    ------------    ------------

Loss from discontinued operations                  0           1,000               0           3,572

Net income                              $    125,630    $    833,291    $    455,883    $  1,051,585
                                        ============    ============    ============    ============

Income per share                        $       0.04    $       0.26    $       0.14    $       0.33
                                        ============    ============    ============    ============

Weighted average number of shares and
equivalents outstanding                    3,151,000       3,185,000       3,151,000       3,185,000
                                        ============    ============    ============    ============

See accompanying notes to unaudited consolidated financial statements.

                   SLOAN'S SUPERMARKETS, INC. AND SUBSIDIARIES
            UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                       SIX MONTHS ENDED SEPTEMBER 3, 1996

                                                              Additional                       Total
                                      Common stock             Paid-In       Accumulated    Stockholders'
                                  Shares         Amount        Capital         Deficit        Equity
                               ============   ============   ============   ============    ============
Balance at March 3, 1996          3,132,289         62,646     18,248,286    (11,312,494)      6,998,438

Net income for 26 weeks
   ended September 1, 1996                                                       455,883         455,883
                               ------------   ------------   ------------   ------------    ------------

Balance at September 1, 1996      3,132,289   $     62,646   $ 18,248,286   $(10,856,611)   $  7,454,321
                               ============   ============   ============   ============    ============

See accompanying notes to unaudited consolidated financial statements.

                   SLOAN'S SUPERMARKETS, INC. AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
        FOR THE SIX MONTHS ENDED SEPTEMBER 1, 1996 AND SEPTEMBER 3, 1995


                                                       26 weeks      27 weeks
                                                         ended         ended
                                                        Sept 1,       Sept 3,
                                                         1996          1995
                                                      ===========   ===========

Net income                                            $   455,883   $ 1,051,585

Adjustments to reconcile net income
to net cash provided by operating activities:

Gain on sale of leasehold                                       0    (1,001,397)
Depreciation and amortization                             840,729       573,128

Changes in operating assets and liabilities:

Restricted cash                                                 0         9,950
Accounts receivable - net                                 (61,437)      130,370
Inventory                                                (408,391)       10,215
Prepaid expenses and other current assets                (162,021)     (160,409)
Receivable from related party - net                      (432,526)     (116,557)
Due from affiliate                                         (9,650)      (10,735)
Other assets                                              (12,355)      (84,694)
Deferred credits                                          (64,308)            0
Accounts payable, trade                                   433,359      (770,494)
Accrued payroll, vacation and withholdings               (234,305)            0
Accrued expenses and other current liabilities            190,977       171,350
Deferred rents                                            128,670             0
Net proceeds on sale of leasehold                               0     1,604,660
                                                      -----------   -----------

        Net cash provided by operating activities         664,625     1,406,972
                                                      -----------   -----------

Capital expenditures - net                                (50,679)      (21,343)
                                                      -----------   -----------

        Net cash used in investing activities             (50,679)      (21,343)
                                                      -----------   -----------

Repayments of bank loan                                  (600,000)   (1,276,316)
                                                      -----------   -----------

         Net cash used in financing activities           (600,000)   (1,276,316)
                                                      -----------   -----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS       13,946       109,313

CASH AND CASH EQUIVALENTS, begining of period              71,242        75,503
                                                      -----------   -----------

CASH AND CASH EQUIVALENTS, end of period              $    85,188   $   184,816
                                                      ===========   ===========

See accompanying notes to unaudited consolidated financial statements.

                   SLOAN'S SUPERMARKETS, INC. AND SUBSIDIARIES

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business - The Company owns and operates fourteen supermarkets and one health and beauty aids store (the "Supermarkets") in New York City (thirteen are located in Manhattan and two are located in Brooklyn). Fourteen are operated under the Sloan's name and one is operated under the Gristede's name. Eleven Supermarkets were acquired in March 1993 from CKMR Corporation ("CKMR"),a privately-held corporation unaffiliated with the Company. In August 1995, the Company sold the leasehold of one of its supermarkets; in October 1995, the Company purchased three other Supermarkets from Supermarket Acquisition Corp.("SAC"), a company owned and controlled by the Company's Chairman of the Board and Chief Executive Officer, John Catsimatidis. In February 1996, the Company opened one new Supermarket and on March 7, 1996, the Company opened a health and beauty aids store. The Company leases all of its Supermarket locations.

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

Reclassifications - Certain reclassifications have been made to the presentation of the quarter and six months ended September 3, 1995 to conform to the presentation for the quarter and six months ended September 1, 1996 and fiscal 1996.

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

Supplemental Disclosures of Cash Flow Information-

      Cash paid during the six months ended:

                              September 1, 1996           September 3, 1995
                              -----------------           -----------------
Interest                          $307,331                      $191,129
Income taxes                      $ 29,471                      $ 50,912

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

2. RELATED PARTY TRANSACTIONS

The Company has advanced funds to a company owned by the Chairman of the Board who is also the principal stockholder of the Company. As of September 1, 1996 the Company is owed $327,655 including accrued interest. As of March 3, 1996, advances and accrued interest totaled $318,005.

Red Apple Group, Inc. (Red Apple), a company wholly-owned by the Company's Chairman of the Board, supervises all operations of the Company under a management agreement. The agreement requires the Company to pay to Red Apple one and one quarter percent of sales as a management fee. Management fees were for quarter and six months ended September 1, 1996 were $149,812 and $319,037, respectively. For the quarter and six months ended September 3, 1995, management fees were $143,519 and $294,811, respectively.

Red Apple periodically provides maintenance services for the Company which are not covered by the management agreement. During both the quarter and six months ended September 1, 1996, there were no such

                   SLOAN'S SUPERMARKETS, INC. AND SUBSIDIARIES services rendered. During both the quarter and six months ended September 1, 1995, approximately $1,200 of such services were rendered.

Red Apple also operates 34 supermarkets in the New York metropolitan area under the Sloan's and Gristede's banners. The Company's advertising program is combined with all of these Red Apple supermarket entities. Consistent with this shared advertising program the Company is allocated advertising income and expense by Red Apple based on the Company's portion of sales to total Red Apple supermarket sales. Certain direct store advertising expense is charged on a store by store basis.

The Company purchases produce and certain sundry items from a subsidiary of Red Apple at prices consistent with those charged to other Red Apple entities as well as non-affiliated customers. Purchases for the quarter and six months ended September 1, 1996 were $1,283,769 and $2,633,630, respectively. For the quarter and six months ended September 1, 1995, the purchases were $677,855 and $1,390,644, respectively.

Legal fees incurred by the Company to a law firm, of which a director of the Company is a member, were $36,000 and $58,171, respectively for the quarter and six months ended September 1, 1996. For the quarter and six months ended September 1, 1995, these legal fees were $79,000 and $153,000, respectively.

                   SLOAN'S SUPERMARKETS, INC. AND SUBSIDIARIES

PART I

Item 2.           Management's Discussion and Analysis of Financial
                       Condition and Results of Operations
                      For the quarter and six months ended
                     September 1, 1996 and September 3, 1995

                               FINANCIAL CONDITION

      The Company's working capital deficiency decreased by approximately $689,000 during the six months ended September 1, 1996, continuing a trend from the previous quarter. The major changes in the components of working capital are as follows:

      Due from related parties increased by approximately $433,000, primarily reflecting the billing for advertising income and volume achievement discounts by Red Apple on behalf of the Company.

      Inventory increased by approximately $408,000, reflecting management's continued desire to take advantage of volume achievement allowances and bulk purchases.

      Accounts payable increased $433,000 primarily as a result of the increase in inventory, while other current liabilities remained consistent with the prior period.

      Long term debt decreased by $600,000 reflecting scheduled principal payments during the period.

                           Liquidity and Capital Resources

      The Company believes that it will be able to satisfy its bank loan agreement and supermarket operating requirements from internally generated funds.

                   SLOAN'S SUPERMARKETS, INC. AND SUBSIDIARIES

                              RESULTS OF OPERATIONS

      The quarter and six months ended September 1, 1996 contain the usual thirteen and twenty-six weeks, respectively, compared to fourteen and twenty-seven weeks, respectively, for the quarter and six months ended September 3, 1995.

      The following table compares the major components of the results of operations for the 1996 periods to the results for the 1995 periods:

                                    Quarter                Six months
                                    -------                ----------
                               1996        1995         1996         1995
                               ----        ----         ----         ----
                                            (In thousands)
                                            --------------
Sales                       $ 11,985     $ 11,482    $ 25,523     $ 23,585
Gross profit                   5,019        4,277      10,444        8,811
Gross profit margin             41.9%        37.2%       40.9%        37.4%

Store operating expense        4,613        4,144       9,438        8,294
Non-store operating
      expense                     81          155         169          279
Other income (expenses)         (189)         923        (356)         887
Net income                       126          833         456        1,052

      Net income was $125,630 for the quarter and $455,855 for the six months ended September 1, 1996 compared to $833,291 for the quarter and $1,051,585 for the six months ended September 3, 1995. However, excluding the gain of $1,001,397 on the sale of a leasehold in the 1995 periods, the results of operations for the quarter and six months ended September 3, 1995, would have been a loss of $168,106 and a net income of $50,188, respectively.

      Sales totaled $12.0 million for the quarter in 1996 compared to $11.5 million for the quarter in 1995. For the six months in 1996, sales were $25.5 million compared to $23.6 million for the six months in 1995. The increase in total sales during both periods of 1996 was primarily due to the operation of additional stores, which were purchased or opened during the third and fourth fiscal quarters of 1996. Same store sales actually decreased approximately $827,000 during the quarter and approximately $1.6 million during the six months ended September 1, 1996 compared to the same periods in 1995 on a pro-rata, thirteen and twenty-six weeks basis, respectively. The decrease in sales was primarily due to management's decision to push up gross profit margins as well as to a substantial reduction in beverage sales during the quarter in 1996 as compared to the 1995 quarter. Beverage sales, which ordinarily represent approximately 17.0% of summer sales, were negatively impacted by the abnormally cool weather in the New York area.

                   SLOAN'S SUPERMARKETS, INC. AND SUBSIDIARIES

      Gross profit as a percentage of sales increased to 41.9% for the quarter in 1996 from 37.2% for the quarter in 1995 and to 40.9% for the six months in 1996 from 37.4% for the six months in 1995. Gross profit margins benefitted from the implementation of a better-buying initiative, utilizing a distribution center of an affiliate, thereby obtaining discounts on bulk purchases, and by adjusting the product mix with an increased focus on selling higher margin value-added products. Additionally, prices were selectively increased. The overall positive impact of these measures on gross profit margins outweighs the negative impact of decreased sales.

      Store operating expenses were $4.6 million (38.5% of sales) for the quarter in 1996 compared to $4.1 million (36.1% of sales) in the 1995 quarter. For the six months in 1996, these expenses were $9.4 million (37.0% of sales) compared to $8.3 million (35.2% of sales) for the six months in 1995. The primary reasons for the increase in these expenses are the additional stores operating in the 1996 periods and the extra costs associated with the start-up of the new stores.

      Non-store operating expenses decreased in both periods in 1996 compared to 1995, primarily reflecting lower legal fees.

      During the 1996 periods, other income (expenses) consists primarily of interest expense on the additional borrowings incurred to finance the purchase of the stores in 1995. As noted above, during the 1995 periods, other income (expenses) included a gain of $1.0 million on the sale of a leasehold in 1995.

                            PART II-OTHER INFORMATION

Item 1.     Legal Proceedings

            None.


Item 2.     Changes in Securities

            None.


Item 3.     Defaults Upon Senior Securities

            None.


Item 4.     Submission of Matters to a Vote of Security Holders

            None.


Item 5.     Other Information

            None.


Item 6.     Exhibits and Reports on Form 8-K

            None.

                   SLOAN'S SUPERMARKETS, INC. AND SUBSIDIARIES

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              Sloan's Supermarkets, Inc.

                              By:  /s/ John A. Catsimatidis
                                   ------------------------------
                                   John A. Catsimatidis
                                   Chairman of the Board and
                                   Chief Executive Officer

Dated:  October 11, 1996


                             By:   /s/ Mark S. Kassner
                                   --------------------------------
                                   Mark S. Kassner
                                   Vice President and
                                   Chief Financial Officer

Dated:  October 11, 1996