Form 10-Q
period 1996-12-01
SLOANS SUPERMARKETS INC
filed 1997-01-21
CIK 28325

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


                                   (Mark One)

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 1, 1996.

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from .............to ............

                         Commission File Number 1-7013

                           SLOAN'S SUPERMARKETS, INC.
             (Exact Name of Registrant as Specified in its Charter)

          Delaware                                       13-1829183
(State or Other Jurisdiction of                      (I.R.S. Employer
Incorporation or Organization)                        Identification No.)

                  823 Eleventh Avenue, New York, New York 10019
                    (Address of Principal Executive Offices)



                                 (212) 956-5803
              (Registrant's Telephone Number, Including Area Code)

                                       N/A
              (Former Name, Former Address and Former Fiscal Year,
                          if Changed Since Last Report)

Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15 (d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]   No [ ]

At January 15, 1997, the registrant had issued and outstanding 3,132,289 shares of common stock.

                   SLOAN'S SUPERMARKETS, INC. AND SUBSIDIARIES


                          PART I-FINANCIAL INFORMATION



Item 1. Financial Statements

    Consolidated Balance Sheets as of December
             1, 1996 and March 3, 1996                                    Page 3

    Consolidated  Statements  of  Operations  for the quarters and nine months ended December 1, 1996 and December 3,
             1995                                                         Page 4

    Consolidated Statements of Stockholders'
             Equity for the quarters and nine months
             ended December 1, 1996 and
             December 3, 1995                                             Page 5

    Consolidated Statements of Cash Flows for
             the nine months ended December 1,
             1996 and December 3, 1995                                    Page 6

    Notes to Consolidated Financial Statements                            Page 7



Item 2.     Management's Discussion and Analysis of
            Financial Condition and Results of
            Operations                                                   Page 10

Item 1
Financial Statements

                   SLOAN'S SUPERMARKETS, INC. AND SUBSIDIARIES
                      UNAUDITED CONSOLIDATED BALANCE SHEETS

                                                                                        December 1,                    March 3,
                                                                                              1996                        1996
                                                                                 =====================       =====================
ASSETS

CURRENT ASSETS:
          Cash                                                                  $               13,750      $               71,242
          Accounts receivable - net of allowance for doubtful accounts
             of $30,000 at Dec 1, and March 3, 1996                                            404,330                     282,182
          Inventory                                                                          6,200,553                   5,461,283
          Prepaid expenses and other current assets                                            239,341                     167,512
          Due from related parties                                                           1,305,310                     527,694
                                                                                  ---------------------       ---------------------
                   Total current assets                                                      8,163,284                   6,509,913
                                                                                  ---------------------       ---------------------
PROPERTY AND EQUIPMENT:
          Furniture, fixtures and equipment                                                  5,466,136                   5,461,146
          Leaseholds and leasehold improvements                                             11,705,657                  11,657,126
                                                                                  ---------------------       ---------------------
                                                                                            17,171,793                  17,118,272
          Less accumulated depreciation and amortization                                     4,130,588                   2,947,116
                                                                                  ---------------------       ---------------------
                   Net property and equipment                                               13,041,205                  14,171,156

          Receivable from officer                                                              332,480                     318,005
          Deposits and other assets                                                            313,585                     301,230
          Deferred costs                                                                       355,786                     115,358
          Noncompete agreement - net of accumulated amortization of
             $291,809 at Dec 1, 1996 and $232,535 at March 3, 1996                             498,507                     557,781
          Deferred finance costs - net of accumulated amortization of
             $28,584 at Dec 1, 1996 and $9,190 at March 3, 1996                                100,711                     120,105
                                                                                  ---------------------       ---------------------
TOTAL                                                                           $           22,805,558      $           22,093,548
                                                                                  =====================       =====================

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
          Accounts payable, trade                                               $            6,332,754      $            5,591,948
          Accrued payroll, vacation and withholdings                                           521,432                     703,785
          Accrued expenses and other current liabilities                                       660,601                     473,506
          Revolving credit facility                                                          1,000,000                   1,000,000
          Current portion of long term debt                                                  1,200,000                   1,200,000
                                                                                  ---------------------       ---------------------
                   Total current liabilities                                                 9,714,787                   8,969,239

          Long-term debt                                                                     4,500,000                   5,400,000
          Deferred credits                                                                      59,234                     172,442
          Deferred rents                                                                       742,403                     553,429
                                                                                  ---------------------       ---------------------
                   Total liabilities                                                        15,016,424                  15,095,110
                                                                                  ---------------------       ---------------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
          Preferred stock,  $50 par, - shares  authorized  500,000;  none issued
          Common stock, $.02 par, - shares authorized 10,000,000; outstanding
               3,132,289 shares issued at Sept 1,  and  March 3, 1996                           62,646                      62,646
          Additional paid-in capital                                                        18,248,286                  18,248,286
          Accumulated deficit                                                              (10,521,798)                (11,312,494)
                                                                                  ---------------------       ---------------------
                   Total stockholders' equity                                                7,789,134                   6,998,438
                                                                                  ---------------------       ---------------------
TOTAL                                                                           $           22,805,558      $           22,093,548
                                                                                  =====================       =====================


See accompanying notes to unaudited consolidated financial statements.

                   SLOAN'S SUPERMARKETS, INC. AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
  FOR THE NINE MONTHS AND QUARTERS ENDED DECEMBER 1, 1996 AND DECEMBER 3, 1995



                                           13 weeks         13 weeks        39 weeks        40 weeks
                                              ended           ended           Ended            Ended
                                             Dec. 1,         Dec 3,         Dec. 1,           Dec 3,
                                               1996            1995            1996             1995
                                               ----            ----            ----             ----


Sales ...............................   $ 13,158,507    $ 12,463,386    $ 38,681,353    $ 36,048,270
Cost of sales .......................      7,972,639       7,649,723      23,051,729      22,423,172

Gross profit ........................      5,185,868       4,813,663      15,629,624      13,625,098

Store operating, general and
  administrative expense ............      4,433,144       3,967,874      13,551,738      11,966,863
Management fee ......................        162,435         155,792         481,471         450,603

Total operating expenses ............      4,595,579       4,123,666      14,033,209      12,417,466

Store operating profit ..............        590,289         689,997       1,596,415       1,207,632

Non-store operating expense .........         78,612         121,204         247,725         400,370

Operating profit ....................        511,677         568,793       1,348,690         807,262

Other income (expense)
Gain on sale of leasehold ...........              0               0               0       1,001,397
Interest income .....................          5,524          12,825          16,734          30,345
Other income ........................         13,123               0          10,768               0
Management fee income ...............              0               0               0          50,000
Interest expense ....................       (174,674)       (172,000)       (539,665)       (354,229)

                                            (156,027)       (159,175)       (512,163)        727,513

Income from continuing operations
  before income taxes ...............        355,650         409,618         836,527       1,534,775

Provision for income taxes ..........         20,839          32,500          45,831         102,500

Income from continued operations ....        334,811         377,118         790,696       1,432,275

Loss from discontinued operations ...              0           2,000               0           5,572

Net income ..........................   $    334,811    $    375,118    $    790,696    $  1,426,703

Income per share ....................   $       0.11    $       0.12    $       0.25    $       0.45

Weighted average number of shares and
equivalents outstanding .............      3,151,000       3,185,000       3,151,000       3,185,000




See accompanying notes to unaudited consolidated financial statements.

                   SLOAN'S SUPERMARKETS, INC. AND SUBSIDIARIES
            UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                       NINE MONTHS ENDED DECEMBER 1, 1996



                                                              Additional                       Total
                                         Common stock           Paid-In      Accumulated    Stockholders'
                                    Shares         Amount       Capital        Deficit         Equity
                                    ------         ------       -------        -------         ------



Balance at March 3, 1996 ..      3,132,289         62,646     18,248,286    (11,312,494)      6,998,438

Net income for 39 weeks
   ended December 1, 1996 .                                                     790,696         790,696

Balance at December 1, 1996      3,132,289      $  62,646   $ 18,248,286   $(10,521,798)   $  7,789,134






See accompanying notes to unaudited consolidated financial statements.

                   SLOAN'S SUPERMARKETS, INC. AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
         FOR THE NINE MONTHS ENDED DECEMBER 1, 1996 AND DECEMBER 3, 1995


                                                                             39 weeks        39 weeks
                                                                                ended           ended
                                                                               Dec 1,          Dec 3,
                                                                                 1996            1995
                                                                                 ----            ----


Net income .............................................................   $   790,696    $ 1,426,703

Adjustments to reconcile net income to net cash provided by operating activities:

Gain on sale of leasehold ..............................................             0     (1,001,397)
Depreciation and amortization ..........................................     1,262,140        933,223

Changes in operating assets and liabilities:

Restricted cash ........................................................             0         26,952
Accounts receivable - net ..............................................      (122,148)        24,068
Inventory ..............................................................      (739,270)    (1,220,771)
Prepaid expenses and other current assets ..............................       (71,829)      (161,200)
Receivable from related party - net ....................................      (777,616)       121,460
Due from related parties ...............................................       (14,475)       (15,814)
Other assets ...........................................................       (12,355)      (202,261)
Deferred credits .......................................................      (353,636)             0
Accounts payable, trade ................................................       740,806       (572,601)
Accounts payable, assumed at acquisition ...............................             0        (97,446)
Accrued payroll, vacation and withholdings .............................      (182,353)             0
Accrued expenses and other current liabilities .........................       187,095        236,056
Deferred rents .........................................................       188,974              0
Net proceeds on sale of leasehold ......................................             0      1,604,660

        Net cash provided by operating activities ......................       896,029      1,101,632

Payment for purchase of supermarkets ...................................             0     (5,000,000)
Capital expenditures - net .............................................       (53,521)      (157,038)

        Net cash used in investing activities ..........................       (53,521)    (5,157,038)

Proceeds from bank loan ................................................             0      8,000,000
Repayments of bank loan ................................................      (900,000)    (3,895,614)

         Net cash used in financing activities .........................      (900,000)     4,104,386

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS ...................       (57,492)        48,980

CASH AND CASH EQUIVALENTS, beginning of period .........................        71,242         75,503

CASH AND CASH EQUIVALENTS, end of period ...............................   $    13,750    $   124,483



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

Reclassifications - Certain reclassifications have been made to the presentation of the quarter and nine months ended December 3, 1995 to conform to the presentation for the quarter and nine months ended December 1, 1996 and fiscal 1996.

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

Supplemental Disclosures of Cash Flow Information-

         Cash paid during the nine months ended:

                        December 1, 1996                     December 3, 1995
                        ----------------                     ----------------
Interest                        $486,228                             $275,792
Income taxes                    $ 41,286                             $ 61,727

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


2. RELATED PARTY TRANSACTIONS

The Company has advanced funds to a company owned by the Chairman of the Board who is also the principal stockholder of the Company. As of December 1, 1996 the Company is owed $332,480 including accrued interest. As of March 3, 1996, advances and accrued interest totaled $318,005.

Red Apple Group,  Inc.  (Red Apple),  a company  wholly-owned  by the  Company's
Chairman of the Board, supervises all operations of the Company under a management agreement. The agreement requires the Company to pay to Red Apple one and one quarter percent of sales as a management fee. Management fees for quarter and nine months ended December 1, 1996 were $162,435 and $481,471, respectively. For the quarter and nine months ended December 3, 1995, management fees were $155,792 and $450,603 respectively.

                   SLOAN'S SUPERMARKETS, INC. AND SUBSIDIARIES

Red Apple also operates 35 supermarkets in the New York metropolitan area under the Sloan's and Gristede's banners. The Company's advertising program is combined with all of these Red Apple supermarket entities. Consistent with this shared advertising program the Company is allocated advertising income and expense by Red Apple based on the Company's portion of sales to total Red Apple supermarket sales. Certain direct store advertising expense is charged on a store by store basis.

The Company purchases produce and certain sundry items from a subsidiary of Red Apple at prices consistent with those charged to other Red Apple entities` as well as non-affiliated customers. Purchases for the quarter and nine months ended December 1, 1996 were $1,474,955 and $4,108,585, respectively. For the quarter and nine months ended December 3, 1995, the purchases were $676,000 and $2,066,000 respectively.

Legal fees incurred by the Company to a law firm, of which a director of the Company is a member, were $160,814 and $218,985, respectively for the quarter and nine months ended December 1, 1996. For the quarter and nine months ended December 3, 1995, these legal fees were $83,600 and $236,600 respectively.

                   SLOAN'S SUPERMARKETS, INC. AND SUBSIDIARIES

PART I

Item 2.
                Management's Discussion and Analysis of Financial
                       Condition and Results of Operations
                     For the quarters and nine months ended
                      December 1, 1996 and December 3, 1995


                               FINANCIAL CONDITION

         The Company's working capital deficiency decreased by approximately $908,000 during the nine months ended December 1, 1996. The major changes in the components of working capital are as follows:

         Due from related parties increased by approximately $778,000, primarily reflecting the billing for advertising income and volume achievement discounts by Red Apple on behalf of the Company.

         Inventory increased by approximately $739,000, reflecting management's continued desire to take advantage of volume achievement allowances and bulk purchases.

         Accounts payable increased $741,000 primarily as a result of the increase in inventory.

         Other significant changes in the Company's financial position are as follows:

         Deferred costs increased $240,000. The increase consists primarily of legal and accounting fees incurred as a result of the Company's pursuit of suitable acquisitions of other related food industry entities.

         Long term debt decreased by $900,000 reflecting scheduled principal payments during the period.

                         LIQUIDITY AND CAPITAL RESOURCES

         The Company believes that it will be able to satisfy its bank loan agreement and supermarket operating requirements from internally generated funds. In addition, the Company has in place a $1,000,000 Revolving Credit Facility to provide short term working capital, as of December 1, 1996 the Revolving Credit Facility was fully utilized.

                   SLOAN'S SUPERMARKETS, INC. AND SUBSIDIARIES


                              RESULTS OF OPERATIONS

         The quarter and nine months ended December 1, 1996 contain thirteen and
thirty-nine  weeks,   respectively,   compared  to  thirteen  and  forty  weeks,
respectively, for the quarter and nine months ended December 3, 1995.

         The following table compares the major components of the results of operations for the 1996 periods to the results for the 1995 periods:

                                  Quarter                 Nine months
                                  -------                 -----------
                              1996         1995         1996         1995
                              ----         ----         ----         ----
                                                           (In thousands)
Sales .................   $ 13,159     $ 12,463     $ 38,681     $ 36,048
Gross profit ..........      5,186        4,814       15,630       13,625
Gross profit margin ...      39.41%       38.62%       40.41%       37.80%

Store operating expense      4,596        4,124       14,033       12,417
Non-store operating
         expense ......         78          121          248          400
Other income (expenses)       (156)        (159)        (512)         728
Net income ............        335          377          791        1,432


         Net income was $334,811 for the quarter and $790,696 for the nine months ended December 1, 1996 compared to $375,118 for the quarter and $1,426,703 for the nine months ended December 3, 1995. The results for the nine months in 1995 include a gain of $1,001,397 on the sale of a leasehold.

         Sales totaled $13.2 million for the quarter in 1996 compared to $12.5 million for the quarter in 1995. For the nine months in 1996, sales were $38.7 million compared to $36.0 million for the nine months in 1995. The increase in total sales during both periods of 1996 was primarily due to the operation of additional stores, which were purchased or opened during the third and fourth fiscal quarters of 1996. Same store sales actually decreased approximately $925,000 during the quarter and approximately $2.5 million during the nine months ended December 1, 1996 compared to the same periods in 1995 on a pro-rata, thirteen and thirty-nine week basis, respectively. The decrease in sales was primarily due to management's decision to increase gross profit margins as well as to a substantial reduction in beverage sales during the second quarter in 1996 as compared to the 1995 quarter. Beverage sales, which ordinarily represent approximately 17.0% of summer sales, were negatively impacted by the abnormally cool weather in the New York area.

                   SLOAN'S SUPERMARKETS, INC. AND SUBSIDIARIES


     Gross profit as a percentage of sales increased to 39.41% for the quarter in 1996 from 38.62% for the quarter in 1995 and to 40.41% for the nine months in 1996 from 37.80% for the nine months in 1995. Gross profit margins benefitted from the implementation of a better-buying initiative, utilizing a distribution center of an affiliate, thereby obtaining discounts on bulk purchases, and by adjusting the product mix with an increased focus on selling higher margin value-added products. Additionally, prices were selectively increased.

     Store operating expenses were $4.6 million (34.9% of sales) for the quarter in 1996 compared to $4.1 million (33.1% of sales) in the 1995 quarter. For the nine months in 1996, these expenses were $14.0 million (36.3% of sales) compared to $12.4 million (34.4% of sales) for the nine months in 1995. The primary reasons for the increase in these expenses are the additional stores operating in the 1996 periods and the extra costs associated with the start-up of the new stores.

     Non-store operating expenses decreased in both periods in 1996 compared to 1995, primarily reflecting lower legal fees.

     During the 1996 periods, other income (expenses) consists primarily of interest expense on the additional borrowings incurred to finance the purchase of the stores in 1995. As noted above, during the 1995 periods, other income (expenses) included a gain of $1.0 million on the sale of a leasehold.

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

                  None.


Item 5.           Other Information

                  None.

Item 6.           Exhibits and Reports on Form 8-K

                  (a) Exhibits:

                      27.    Financial Data Schedule

                  (b) Reports on Form 8-K:

                      None

                   SLOAN'S SUPERMARKETS, INC. AND SUBSIDIARIES




                                   SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              Sloan's Supermarkets, Inc.

                              By:  /s/ John A. Catsimatidis
                                   ------------------------

                                   John A. Catsimatidis
                                   Chairman of the Board and
                                   Chief Executive Officer

Dated:  January 15, 1997




                              By:  /s/ Mark S. Kassner
                                   -----------------------

                                   Mark S. Kassner
                                   Vice President and
                                   Chief Financial Officer

Dated:  January 15, 1997