Form 10-K
period 1997-03-02
SLOANS SUPERMARKETS INC
filed 1997-06-02
CIK 28325

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED, EFFECTIVE OCTOBER 7, 1996)

         FOR FISCAL YEAR ENDED MARCH 2, 1997

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
         For the transition period from                   to
                                        -----------------    ---------------

Commission File No. 1-7013

                           SLOAN'S SUPERMARKETS, INC.
             (Exact name of registrant as specified in its charter)

                     Delaware                              13-1829183
          (State or other jurisdiction of               (I.R.S. Employer
          incorporation or organization)              Identification No.)

         823 Eleventh Avenue, New York, NY                 10019-3535
     (Address of principal executive offices)              (Zip code)

                                 (212) 541-5534
              (Registrant's telephone number, including area code)


Securities registered pursuant to Section 12 (b) of the Act:

         Title of each class          Name of each exchange on which registered
Common Stock, $0.02 par value               American Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

         None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13, or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   Yes [X]   No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the
best  of  the  registrant's   knowledge,  in  definitive  proxy  or  information
statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of May 22, 1997, 3,132,289 shares of the registrant's common stock, $0.02 par value, were outstanding. The aggregate market value of the common stock held by nonaffiliates of the registrant (i.e., excluding shares held by executive officers, directors, and control persons as defined in Rule 405) on that date was $4,374,371 computed at the closing price on that date.

Documents Incorporated by Reference:  None

ITEM 1.  BUSINESS.

GENERAL

The Company is a Delaware corporation whose principal executive offices are located at 823 Eleventh Avenue, New York, New York 10019-3535. Unless the context otherwise requires, the terms "Company" or "Registrant" as used herein refer to Sloan's Supermarkets, Inc. (which is a holding corporation) and its wholly-owned subsidiaries.

The Company owns and operates fourteen supermarkets and one health and beauty aids store (the "Supermarkets") under the "Sloan's" name in New York City (thirteen supermarkets are located in Manhattan and one supermarket and one health and beauty aids store is located in Brooklyn). The Company leases all of its Supermarket locations.

The Company competes on the basis of providing customer convenience, service and a wide assortment of food products, including those that are appealing to the clientele in the neighborhoods where its Supermarkets are located. The Company's Supermarkets, like most Manhattan supermarkets, are smaller than their suburban counterparts, ranging in size from approximately 5,000 to 16,000 square feet of selling space and averaging 9,700 square feet of selling space.

The Supermarkets offer, at competitive prices, broad lines of merchandise, including nationally and regionally advertised brands, private label and generic brands. Merchandise sold includes food items such as fresh meats, produce, dry groceries, dairy products, baked goods, poultry and fish, fresh fruits and vegetables, frozen foods, delicatessen and gourmet foods, as well as many non-food items such as cigarettes, soaps, paper products, and health and beauty aids. Check-cashing services are available to qualified customers holding check-cashing cards and, for a small fee, the Company will deliver groceries to a customer's apartment door. The Supermarkets accept payment by Mastercard, Visa, American Express and Discover credit cards. All of the Supermarkets are open fourteen hours per day, seven days a week and on holidays, including Christmas, New Year's and Thanksgiving. Most of the Supermarkets close two hours earlier on Sundays.

The Company's predecessor was incorporated in 1956 in New York. In 1985, the Company's domicile was changed to Delaware by merging the predecessor corporation into a newly formed Delaware corporation, incorporated for such purpose. The Company became a public company in 1968 and listed its Common Stock on the American Stock Exchange in 1972. Until 1992, the Company engaged in the jewelry business, operating under the name Designcraft Industries, Inc. for most of such time. The Company changed its name to Sloan's Supermarkets, Inc. in September 1993 to reflect its current business.

GROWTH STRATEGY

In May 1994, the Company completed its phase one store remodeling program, which consisted of installation of new lighting fixtures, retiling of floors and replacement of refrigeration equipment in its stores. The program was instituted to improve the appearance of the Supermarkets, attract new customers, increase overall customer satisfaction and thereby increase revenues and profitability. The Company believes that its phase one store remodeling program, combined with more effective merchandising, will continue to have a positive effect on the Company's profitability.

In April of 1996, the Company began its phase two remodeling program, which consists of installation of state of the art point of sale scanning terminals, and automated ordering, merchandise receiving, and reporting equipment. Such technology, when fully installed, is expected to increase gross margins, as well as increase customer satisfaction by reducing check-out time. Phase two remodeling also includes re-engineering certain stores by converting back storage rooms into retail selling space and utilizing lower level space more effectively for storage and replacing certain refrigeration with new more energy-efficient units.

The Company may also expand its operations through acquisitions of supermarkets and/or businesses which the Company believes would complement its core supermarket business. The Company is continuing to pursue the possibility of purchasing additional supermarkets from other companies owned by John Catsimatidis.

ADMINISTRATION

Red Apple Group, Inc. ("Red Apple"), a corporation wholly owned and controlled by Mr. Catsimatidis, supervises all operations of the Supermarkets pursuant to a management agreement entered into in March 1993 (the "Management Agreement"). The initial term of the Management Agreement ran until March 19, 1994. The current term expires on March 19, 1998. Unless terminated by either party, the Management Agreement is automatically renewed for successive one-year terms. The Management Agreement requires the Company to pay to Red Apple a quarterly fee equal to 1-1/4% of all sales made in or from the Supermarkets and to reimburse Red Apple for all reasonable expenses incurred by Red Apple in the performance of services thereunder. Mr. Catsimatidis and Red Apple have over 20 years of experience in operating supermarkets in the New York City metropolitan area ("NYC Area").

MARKETING

The Company advertises in local newspapers on a weekly basis. The Company's advertising emphasizes competitive prices and variety of merchandise. Newspaper advertising for the Supermarkets is frequently pooled with advertising for other supermarkets which are not owned by the Company but which are operated by Red Apple and its affiliates other than the Company under the Sloan's name. In such cases, the Company pays a portion of such advertising expenses based upon the number of Supermarkets and supermarkets of other companies covered in the advertisements. The Company believes that the pooling arrangement provides benefits to the Company because the size of typical advertisements with respect to the Supermarkets that may be placed may be larger and the number of advertisements that may be run may be greater as a result of the spreading of advertising costs over a greater number of supermarkets. Some of the Company's vendors offer cooperative advertising allowances (in some instances as part of a pooling arrangement with Red Apple and its affiliates), which the Company receives for advertising particular products in its newspaper advertisements.

COMPETITION

The Company's retail business is subject to intense competition, characterized by low profit margins and requiring regular advertising. All of the Supermarkets are in direct competition with Food Emporium, D'Agostino, A&P, Pathmark and independent supermarket/grocery operators which do business under the names "Pioneer", "Key Food" and "Associated", many of which are larger and have substantially greater resources than the Company. Red Apple Supermarkets, Inc., Supermarket Acquisition Corp. ("SAC") and Gristede's Supermarkets, Inc., all affiliates of Red Apple, operate an additional 34 stores in the NYC area, 13 under the tradename "Sloans", 20 under "Gristedes" and one under "Pioneer Supermarkets". These affiliates of Red Apple also compete with the Company's retail business. The Supermarkets also compete with other outlets which sell products sold by supermarkets in New York City. Those outlets include gourmet food stores, health and beauty aid stores, drug stores, produce stores, bodegas, delicatessens and other retail food establishments. In addition, several of the Company's competitors have announced plans to open larger stores.

SOURCES OF SUPPLY

During the fiscal year ended March 2, 1997, the Company obtained 45% of the merchandise sold in its stores from one principal merchandise supplier, White Rose Foods, and the balance from other vendors, none of which accounted for more than 10% of merchandise purchased by the Company. The Company believes that its supplier relationships are currently satisfactory. The Company is not dependent on these supplier relationships since merchandise is readily available from numerous sources under different brand names, subject to conditions affecting food supplies generally.

ACQUISITION OF SUPERMARKETS

Eleven Supermarkets were acquired in March 1993 from CKMR Corporation ("CKMR"), a privately-held corporation unaffiliated with the Company. The total consideration paid by the Company for the acquisition of the Supermarkets (the "Supermarket Acquisition") was approximately $13,800,000 including payment under non-competition agreements with certain principals of CKMR and the assumption of certain accounts payable of CKMR aggregating $5,000,000 which the Company agreed to pay. The Company has paid virtually all of such assumed debt.

In October 1995, the Company acquired three Supermarkets from SAC. The total consideration paid by the Company for the acquisition of the three Supermarkets was $5,000,000 plus the cost of inventory. The purchase price was based on a fair market evaluation performed by an independent third party. The acquisition was financed by a new term loan from a bank in the amount of $7,000,000, which also refinanced existing debt. An additional $1,000,000 line of credit was also provided by the bank for working capital. The balance of this loan is approximately $6,400,000 at March 2, 1997. (See Item 13. "Certain Relationships and Related Transactions").

TRADENAME

At the closing of the Supermarket Acquisition, the Company entered into a license agreement with SAC (the "License Agreement") under which the Company obtained for a nominal consideration a non-exclusive license from SAC throughout the NYC Area to use the name "Sloan's" in connection with the Company's supermarket operations for a period of five years. The Sloan's name has an established reputation in the areas served by the Supermarkets for convenience, competitive prices, service and a wide variety of quality produce and merchandise.

While the Company is not aware that its use of the tradename infringes upon the rights of any persons, SAC has not obtained any federal or state trademark registration for the tradename. The assertion by a third party of superior rights in the tradename or the loss of the Company's right to use the tradename could have a material adverse effect on the Company.

LABOR CONTRACTS

All of the employees of the Company other than three executives and 12 store managers are represented by unions. The Company has entered into a collective bargaining agreement with Retail, Wholesale & Chain Store Food Employees Union, Local 338 and Amalgamated Meat Cutters and Retail Food Store Employees Union, Local 342-50 for terms expiring on October 3, 1998 and October 23, 1999, respectively. The Company has entered into collective bargaining agreements with United Food and Commercial Workers International Union, Local 174 for a term expiring on December 19, 1998.

GOVERNMENTAL APPROVALS

All of the stores have obtained all necessary governmental approvals, licenses and permits to operate the Supermarkets.

EMPLOYEES

At May 22, 1997, the Company had approximately 385 employees. Other than for three executive officers, all employees of the Company are employed at the Supermarkets, and approximately 137 were employed on a full-time basis.


ITEM 2.  PROPERTIES.

The Company leases all fifteen Supermarket locations. Eight of such leases expire on dates from 2001 through 2010, and seven of such leases expire on dates from 2013 through 2018. Thirteen of the Supermarkets are located in Manhattan and two are located in Brooklyn, New York. The Supermarkets range in size from approximately 5,000 to 16,000 square feet of selling space, averaging 10,500 square feet of selling space.

All of the stores are air-conditioned, have all necessary fixtures and equipment and are suitable for the retail operations conducted thereat. The Company has completed phase one of a remodeling program to refurbish the Supermarkets (see
Item 1. "Business - Growth Strategy").

ITEM 3.   LEGAL PROCEEDINGS.

In June 1994, the United States Federal Trade Commission (the "FTC") commenced an action alleging that the mergers by John Catsimatidis, the Company and three other entities controlled by Mr. Catsimatidis (collectively, the "companies") of 32 Sloan's Supermarkets between 1991 and 1993 violated Federal antitrust laws because the effect of the mergers might be substantially to lessen competition among supermarkets within four Manhattan residential neighborhoods. The complaint indicated that the FTC could seek divestiture of up to ten supermarkets owned by the companies.

In order to avoid the costs of protracted litigation in the matter and without admitting that any antitrust law was violated as alleged in the complaint, on November 21, 1994, the companies entered into a settlement agreement with the Acting Director of the Bureau of Competition of the FTC regarding the claims made by the FTC against them (the "Settlement Agreement"). The companies agreed in the Settlement Agreement that within twelve months from the date of a final order in the proceeding they would divest themselves of an aggregate of six supermarkets in Manhattan, chosen by them from a list of sixteen supermarkets specifically designated in the Settlement Agreement (none of which are owned by the Company) and certain alternate supermarkets referenced in the Settlement Agreement (five of which were then owned by the Company). Nothing in the Settlement Agreement required the Company to divest itself of any of its supermarkets, but divestiture of supermarkets owned by the Company would count towards satisfaction of the divestiture obligations.

An order embodying the Settlement Agreement was made effective March 6, 1995 (the "Order"). Pursuant to that Order, for a period of 10 years from March 6, 1995, the companies cannot, without prior FTC approval, acquire any interest in any existing supermarket in a designated area. The order does not restrict the companies from acquiring an interest in a supermarket by leasing or purchasing a new location that at the time of merger (and for six months prior to the merger) is not being operated as a supermarket.

In March 1996, an application (the "Application") was made to modify the Order so as to lift the divestiture requirements other than with respect to one store on the Upper West Side which was not owned by the Company. The FTC approved the divestiture of that store and its divestiture was completed on May 9, 1996. On April 29, 1996, the Application was revised; and it was further revised in August and September so as to seek relief solely with respect to the requirements of divestiture of any supermarkets in the Chelsea section of Manhattan.

On September 13, 1996, the FTC granted the Application as modified, and deleted the requirements of divestiture in Chelsea. Simultaneously, the FTC appointed a trustee to divest four supermarkets pursuant to the Order, as modified. The trustee was not granted any authority to divest until the FTC approved a trustee agreement between the trustee and the companies. An agreement was entered into with the trustee which would have been effective upon approval by the FTC.

Subsequent to the modification of the Order, SAC, Gristede's and RAS sold an aggregate of four stores in compliance with the divestiture provisions of the Order, as modified. Based thereon, the trustee agreement will not become effective.

A settlement of FTC claims relating to the divestiture provisions of the Order has been agreed to pursuant to which $600,000 has been paid to the FTC. No portion of such amount was borne by the companies.

On August 8, 1994, a lawsuit against the Company and Mr. Catsimatidis was instituted in the United States District Court for the Southern District of New York by RMED International, Inc. ("RMED"), a former stockholder of the Company.

The complaint alleges, among other things, that RMED and a purported class consisting of persons who purchased the Company's common stock on or after March 19, 1993 were damaged by alleged nondisclosures in certain filings made by the Company with the Securities and Exchange Commission between January 1993 and June 1994 relating to an investigation by the FTC. The complaint alleges that such nondisclosures constituted violations of Federal and New York State securities laws, as well as common law fraud and seeks damages (including punitive damages) in an unspecified amount (although in discovery proceedings the named plaintiff has claimed that its damages were approximately $800,000), as well as costs and disbursements of the action. On June 2, 1994, the Company issued a press release which disclosed the FTC action.

     On September 30, 1994, the defendants filed a motion to dismiss for failure to state a cause of action and for lack of subject matter jurisdiction over the state claims. The motion was denied. In June 1995, RMED filed a motion for class certification, and discovery was held in abeyance pending disposition of that motion. The motion was granted in March 1996 and discovery is now proceeding. Management believes that the lawsuit is without merit and intends to defend the action vigorously; however, the outcome cannot be determined.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS.

     NONE

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS.

The Company's Common Stock is listed and traded on the American Stock Exchange under stock symbol "SLO." For the two fiscal years ended March 2, 1997 and March 3, 1996, the quarterly high and low price range for such common stock is shown in the following tabulation:

                             1997                            1996
--------------------------------------------------------------------------------
    Quarter           High           Low              High           Low
--------------- ------------------------------  --------------------------------
First                3-3/4          2-7/8             5-1/4         4-1/16
Second               3-1/2          2-1/2             5-3/4         3-5/8
Third                3-3/8          2-1/4               5           3-5/8
Fourth               3-1/16         1-7/8               4           3-1/8
--------------------------------------------------------------------------------

The approximate number of holders of record of the Company's Common Stock on May 22, 1997 was 236. The Company believes that there are a significant number of shares of the Company's Common Stock held in street name and, consequently, the Company is unable to determine the actual number of beneficial owners.

The Company has never paid a cash dividend on its Common Stock and does not expect to pay a cash dividend in the near future.

Under its Loan and Security Agreement with European American Bank ("EAB"), the Company is restricted from paying dividends on its Common Stock so long as there is outstanding indebtedness to EAB. As of March 2, 1997, the outstanding indebtedness to EAB under the agreement was approximately $6,400,000.

ITEM 6.  SELECTED FINANCIAL DATA


                                                                                       Fiscal Year
                                                   --------------------------------------------------------------------------------
                                                          1993             1994             1995             1996             1997
                                                                       (49 weeks)       (52 weeks)       (53 weeks)       (52 weeks)
-----------------------------------------------------------------------------------------------------------------------------------
                                                                       (in thousands, except per share data)
Sales .........................................            --           $ 44,975         $ 48,367         $ 50,279           51,793
Cost of sales .................................            --             29,591           30,919           31,036           31,184
-----------------------------------------------------------------------------------------------------------------------------------
         Gross profit .........................            --             15,384           17,448           19,243           20,609
Store operating, general and
     administrative expenses ..................            --             14,172           15,624           16,811           17,740
Management fee ................................            --                562              605              629              645
-----------------------------------------------------------------------------------------------------------------------------------
         Store operating profit ...............            --                650            1,219            1,803            2,224
Nonstore operating expense ....................            --                266              395              414              288
-----------------------------------------------------------------------------------------------------------------------------------
         Operating profit .....................            --                384              824            1,389            1,936
-----------------------------------------------------------------------------------------------------------------------------------
Other income (expense):
     Interest income ..........................             149               24               34               37               23
     Other income (expense) ...................            (524)              28                7               17              (41)
     Interest expense .........................            --               (342)            (405)            (551)            (710)
     Gain on sale of leasehold
         interests ............................            --               --               --              1,001             --
-----------------------------------------------------------------------------------------------------------------------------------
                                                           (375)            (290)            (364)             504             (728)
-----------------------------------------------------------------------------------------------------------------------------------
         Income (loss) before
              provision for
              income taxes,
              discontinued
              operations and
              extraordinary
              item(1) .........................            (375)              94              460            1,893            1,208
Provision for income taxes ....................            --                 10               80               62               48
-----------------------------------------------------------------------------------------------------------------------------------
         Income (loss) before
              discontinued
              operations and
              extraordinary
              item(1) .........................            (375)              84              380            1,831            1,160
Income (loss) from discontinued
     operations ...............................            (296)              78              (18)            --               --
Extraordinary item(1) .........................            --               --               --                (89)            --
-----------------------------------------------------------------------------------------------------------------------------------
Net income (loss) .............................        $   (671)        $    162         $    362         $  1,742         $  1,160
-----------------------------------------------------------------------------------------------------------------------------------
Income (loss) per share of
     common stock:
         Before discontinued
              operations and
              extraordinary item  .............        $   (.16)        $    .03         $    .13         $    .58         $    .37
         Discontinued operations ..............            (.12)             .03             (.01)            --               --
         Extraordinary item(1) ................            --               --               --               (.03)            --
-----------------------------------------------------------------------------------------------------------------------------------
                                                       $   (.28)        $    .06         $    .12         $    .55         $    .37
-----------------------------------------------------------------------------------------------------------------------------------
Cash dividend paid ............................        $   --           $   --           $   --           $   --           $   --
-----------------------------------------------------------------------------------------------------------------------------------
Balance sheet data:
     Working capital (deficit) ................        $  3,336         $ (3,241)        $ (3,025)        $ (2,458)        $ (1,087)
     Total assets .............................           4,332           17,624           16,391           22,094           22,815
     Long-term debt ...........................            --              4,158            2,743            5,400            4,200
     Stockholders' equity .....................           3,957            4,119            5,256            6,998            8,158
-----------------------------------------------------------------------------------------------------------------------------------


--------

1 Extraordinary item is a loss on early extinguishment of long-term debt.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS.

COMPANY BACKGROUND

The fiscal year ended February 26, 1995 consisted of 52 weeks. The fiscal year ended March 3, 1996 consisted of 53 weeks. The fiscal year ended March 2, 1997 consisted of 52 weeks.

RESULTS OF OPERATIONS (1997 COMPARED TO 1996)

Net income was $1,159,678 for the fiscal year ended March 2, 1997 as compared to $1,742,266 for the fiscal year ended March 3, 1996. The 1996 income included a gain of $1,001,397 on the sale of the leasehold of one supermarket during the year.

Sales for the 1997 fiscal year were $51,792,539 as compared to $50,279,245 for fiscal year 1996. The increase in sales was primarily due to the fact that three stores acquired during 1996 were open for the entire 1997 year, as well as the opening of two additional stores at the beginning of the 1997 year. The increase in sales generated by the additional stores was partially offset by the fact that the prior year consisted of 53 weeks as compared with 52 weeks in 1997 as well as a decline in same store sales of $3,949,350 (after adjusting 1996 same store sales downward to reflect a comparable 52 week period). Same store sales declined due to (a) management's decision to seek higher margins over sales, (b) a decrease in the selling price of cereals and (c) a reduction in beverage sales during the summer months of 1997 as compared to the same period in 1996. Beverage sales, which ordinarily represent approximately 17% of summer sales, were negatively impacted by the abnormally cool weather in the New York area.

Gross profit was $20,608,413 (39.79% of sales) in 1997 as compared to $19,243,125 (38.27% of sales) in 1996. The improvement in the 1997 period mainly reflects the implementation of the better buying program utilizing the distribution center of an affiliate to make bulk purchases, on a direct basis at better prices, as well as the expansion of the sales of value-added, higher margin products. Additionally, prices were selectively increased.

Store operating, general and administrative expenses were $17,739,680 in 1997 (34.25% of sales) as compared to $16,811,184 (33.44% of sales) in 1996. The primary reasons for the increase were the expenses associated with the additional stores operating in the 1997 year and the extra costs incurred with the start-up of the new stores.

Nonstore operating expense decreased to $287,966 in 1997 as compared to $414,165 in 1996, mainly as a result of lower legal expense.

Interest expense was $709,454 in 1997 as compared with $551,631 in 1996. The increase is attributable to the additional borrowing incurred to finance the purchase of the three stores acquired during fiscal 1996.

RESULTS OF OPERATIONS (1996 COMPARED TO 1995)

Net income was $1,742,266 for the year ended March 3, 1996 compared to $362,088 for the year ended February 26, 1995. The 1996 income includes a gain of $1,001,397 on the sale of the leasehold of one of its supermarkets during the year.

Sales in 1996 were $50,279,245 compared to $48,366,513 in 1995. The increase in sales is primarily due to 1996 having 53 weeks compared to 52 weeks in 1995 and the fact that three additional stores were operated for part of 1996.

Gross profit was $19,243,125  (38.27%) in 1996 compared to $17,447,668  (36.07%)
in 1995. Gross profit has continued to increase as a result of improved cost controls, more efficient inventory purchasing and a better product mix. Advertising and volume achievement allowances from vendors continued to be a significant portion of gross profit. During 1996, the Company recognized as income approximately $1,141,000 of these allowances from vendors compared to approximately $1,350,000 during 1995. This decrease is primarily the result of fewer new products being introduced by vendors during fiscal 1996 as compared to fiscal 1995. The deferred portion of the advertising income was approximately
$172,000 at March 3, 1996  compared to  approximately  $354,000 at February  26,
1995.

Store operating, general and administrative expenses increased to $16,811,184 in 1996 from $15,623,576 in 1995. As a percentage of sales, these expenses were 33.4% and 32.3% for 1996 and 1995, respectively. The increase is primarily due to additional depreciation and amortization applicable to the Supermarkets acquired, the additional costs incurred in opening the new Supermarket and additional payroll costs associated with a new union contract, which took effect during fiscal 1996.

Nonstore operating expenses increased to $414,165 in 1996 compared to $395,400 in 1995. As a percentage of sales, nonstore operating expenses remained fairly constant. Interest expense increased to $551,631 in 1996 from $406,193. The increase is primarily the result of the additional bank loan for the purchase of the three Supermarkets.

LIQUIDITY AND CAPITAL RESOURCES

During the fiscal year ended March 2, 1997, the Company reduced its working capital deficiency by approximately $1,373,000 and reduced its long-term debt by $1,200,000.

Sales and gross profits have increased in each of the last three years and management anticipates that this trend will continue, along with the continued generation of significant cash flows from operations.

INFLATION

The Company does not believe that inflation has had, or will have in the foreseeable future, a material impact upon the Company's operating results.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA




                                                               Page No.
                                                               --------

Report of independent certified public accountants                 F-1

Consolidated financial statements:
   Balance sheets                                            F-2 - F-3
   Statements of operations                                        F-4
   Statements of stockholders' equity                              F-5
   Statements of cash flows                                        F-6
   Notes to consolidated financial statements               F-7 - F-24

Report of Independent Certified Public Accountants


Board of Directors and Stockholders of
    Sloan's Supermarkets, Inc.
New York, New York

We have audited the accompanying consolidated balance sheets of Sloan's Supermarkets, Inc. and subsidiaries as of March 2, 1997 and March 3, 1996, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended March 2, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sloan's Supermarkets, Inc. and subsidiaries as of March 2, 1997 and March 3, 1996, and the results of their operations and their cash flows for each of the three years in the period ended March 2, 1997, in conformity with generally accepted accounting principles.



May 30, 1997


                           Sloan's Supermarkets, Inc.
                                and Subsidiaries

                           Consolidated Balance Sheets



                                                                                                 March 2, 1997         March 3, 1996
                                                                                                   -----------           -----------
Assets
Current:
   Cash                                                                                            $    70,237          $     71,242
   Accounts receivable - net of allowance for doubtful accounts of
      $30,000 in both years ............................................................               501,916               282,182
   Inventory ...........................................................................             5,873,991             5,461,283
   Prepaid expenses and other current assets ...........................................               299,887               167,512
   Due from related parties ............................................................             1,830,127               527,694
                                                                                                   -----------           -----------
        Total current assets ...........................................................             8,576,158             6,509,913
                                                                                                   -----------           -----------
Property and equipment:
   Furniture, fixtures and equipment ...................................................             5,466,456             5,461,146
   Leasehold interests and improvements ................................................            11,704,425            11,657,126
                                                                                                   -----------           -----------
                                                                                                    17,170,881            17,118,272
   Less:  Accumulated depreciation and amortization ....................................             4,527,506             2,947,116
                                                                                                   -----------           -----------
        Net property and equipment .....................................................            12,643,375            14,171,156
                                                                                                   -----------           -----------
Due from affiliates ....................................................................               337,304               318,005
                                                                                                   -----------           -----------
Deposits and other assets ..............................................................               313,585               301,230
                                                                                                   -----------           -----------
Deferred costs .........................................................................               115,489               115,358
                                                                                                   -----------           -----------
Noncompete agreement - net of accumulated amortization of
   $311,567 and $232,535, respectively .................................................               478,749               557,781
                                                                                                   -----------           -----------
Deferred finance costs - net of accumulated amortization of
   $35,048 and $9,190, respectively ....................................................               350,801               120,105
                                                                                                   -----------           -----------
                                                                                                   $22,815,461           $22,093,548
                                                                                                   -----------           -----------

See accompanying notes to consolidated financial statements.



                           Sloan's Supermarkets, Inc.
                                and Subsidiaries

                           Consolidated Balance Sheets



                                                                                              March 2, 1997           March 3, 1996
                                                                                               ------------            ------------
Liabilities and Stockholders' Equity
Current:
   Accounts payable, trade .........................................................           $  6,593,412            $  5,591,948
   Accrued payroll, vacation and withholdings ......................................                491,857                 703,785
   Accrued expenses and other current liabilities ..................................                377,431                 473,506
   Revolving credit facility .......................................................              1,000,000               1,000,000
   Current portion of long-term debt ...............................................              1,200,000               1,200,000
                                                                                               ------------            ------------
        Total current liabilities ..................................................              9,662,700               8,969,239
Long-term debt .....................................................................              4,200,000               5,400,000
Deferred credits ...................................................................                   --                   172,442
Deferred rent ......................................................................                794,645                 553,429
                                                                                               ------------            ------------
        Total liabilities ..........................................................             14,657,345              15,095,110
                                                                                               ------------            ------------
Commitments and contingencies
Stockholders' equity:
   Preferred stock, $50 par - shares authorized 500,000; none
      issued .......................................................................                   --                      --
   Common stock, $0.02 par - shares authorized 10,000,000;
      outstanding 3,132,289 ........................................................                 62,646                  62,646
   Additional paid-in capital ......................................................             18,248,286              18,248,286
   Accumulated deficit .............................................................            (10,152,816)            (11,312,494)
                                                                                               ------------            ------------
        Total stockholders' equity .................................................              8,158,116               6,998,438
                                                                                               ------------            ------------
                                                                                               $ 22,815,461            $ 22,093,548
                                                                                               ============            ============

See accompanying notes to consolidated financial statements.




                           Sloan's Supermarkets, Inc.
                                and Subsidiaries

                      Consolidated Statements of Operations



                                                                              March 2,              March 3,           February 26,
Year ended                                                                      1997                  1996                  1995
                                                                           ------------          ------------          ------------
Sales ............................................................         $ 51,792,539          $ 50,279,245          $ 48,366,513
Cost of sales ....................................................           31,184,126            31,036,120            30,918,845
                                                                           ------------          ------------          ------------
        Gross profit .............................................           20,608,413            19,243,125            17,447,668
Store operating, general and administrative
   expenses ......................................................           17,739,680            16,811,184            15,623,576
Management fee ...................................................              644,811               628,491               604,582
                                                                           ------------          ------------          ------------
        Store operating profit ...................................            2,223,922             1,803,450             1,219,510
Nonstore operating expense .......................................              287,966               414,165               395,400
                                                                           ------------          ------------          ------------
        Operating profit .........................................            1,935,956             1,389,285               824,110
                                                                           ------------          ------------          ------------
Other income (expense):
   Interest income ...............................................               22,581                36,671                34,364
   Other income (expenses) - net .................................              (41,072)               17,218                 7,365
   Interest expense ..............................................             (709,454)             (551,631)             (406,193)
   Gain on sale of leasehold interests ...........................                 --               1,001,397                  --
                                                                           ------------          ------------          ------------
                                                                               (727,945)              503,655              (364,464)
                                                                           ------------          ------------          ------------
        Earnings before provision for income
           taxes, discontinued operations and
           extraordinary item ....................................            1,208,011             1,892,940               459,646
Provision for income taxes .......................................               48,333                62,000                80,059
                                                                           ------------          ------------          ------------
        Earnings before discontinued operations
           and extraordinary item ................................            1,159,678             1,830,940               379,587
Loss from discontinued operations ................................                 --                    --                 (17,499)
Extraordinary loss on early extinguishment of
   long-term debt ................................................                 --                 (88,674)                 --
                                                                           ------------          ------------          ------------
Net income .......................................................         $  1,159,678          $  1,742,266          $    362,088
                                                                           ------------          ------------          ------------
Income (loss) per share of common stock:
   Earnings before discontinued operations and ...................         $        .37          $        .58          $        .13
      extraordinary item
   Discontinued operations .......................................                 --                    --                    (.01)
   Extraordinary item ............................................                 --                    (.03)                 --
                                                                           ------------          ------------          ------------
                                                                           $        .37          $        .55          $        .12
                                                                           ------------          ------------          ------------
Weighted average common shares outstanding .......................            3,132,000             3,171,000             2,919,000
                                                                           ============          ============          ============


See accompanying notes to consolidated financial statements.



                           Sloan's Supermarkets, Inc.
                                and Subsidiaries

                 Consolidated Statements of Stockholders' Equity



Years ended March 2, 1997, March 3, 1996 and February 26, 1995

                                                      Common stock
                                           -------------------------------        Additional                                Total
                                              Number of                              paid-in        Accumulated        Stockholders'
                                                 shares           Amount             capital            deficit             Equity
                                           ------------       ------------       ------------       ------------        ------------
Balance, February 27, 1994 .........          2,397,605       $     47,952       $ 15,850,610       $(11,779,478)       $  4,119,084
Exercise of stock options ..........            450,000              9,000            766,000               --               775,000
Declaration of 10% stock
   dividend ........................            284,684              5,694          1,631,676         (1,637,370)               --
Net income .........................               --                 --                 --              362,088             362,088
                                           ------------       ------------       ------------       ------------        ------------
Balance, February 26, 1995 .........          3,132,289             62,646         18,248,286        (13,054,760)          5,256,172
Net income .........................               --                 --                 --            1,742,266           1,742,266
                                           ------------       ------------       ------------       ------------        ------------
Balance, March 3, 1996 .............          3,132,289             62,646         18,248,286        (11,312,494)          6,998,438
Net income .........................               --                 --                 --            1,159,678           1,159,678
                                           ------------       ------------       ------------       ------------        ------------
Balance, March 2, 1997 .............          3,132,289       $     62,646       $ 18,248,286       $(10,152,816)       $  8,158,116
                                           ============       ============       ============       ============        ============

See accompanying notes to consolidated financial statements.




                           Sloan's Supermarkets, Inc.
                                and Subsidiaries

                      Consolidated Statements of Cash Flows


Year ended                                                                      March 2,        March 3,       February 26,
                                                                                  1997             1996             1995
                                                                               ---------        ---------        ---------
Cash flows from operating activities:
   Net income ..........................................................     $ 1,159,678      $ 1,742,266      $   362,088
   Adjustments to reconcile net income to net cash provided by operating activities:
        Gain on sale of leasehold interests ............................            --         (1,001,397)            --
        Depreciation and amortization ..................................       1,699,677        1,279,604          976,505
        Extraordinary loss on early extinguishment of long-term
           debt ........................................................            --             88,674             --
        Changes in operating assets and liabilities, net of effect from acquisition of supermarkets:
              Restricted cash ..........................................            --             26,952            6,323
              Accounts receivable - net ................................        (219,734)          (5,334)         262,758
              Inventory ................................................        (412,708)        (826,866)        (318,607)
              Prepaid expenses and other current assets ................        (132,375)          60,553           94,640
              Due from related parties - net ...........................      (1,302,433)        (313,874)         237,485
              Receivable from officer ..................................         (19,299)         (20,788)         (17,906)
              Other assets .............................................         (12,355)         (34,084)         (73,119)
              Deferred credits .........................................            --             (5,605)         121,677
              Accounts payable, trade ..................................       1,001,464         (269,174)         277,935
              Accrued payroll, vacation and withholdings ...............        (211,928)         112,836         (163,920)
              Accrued expenses and other current liabilities ...........         (96,075)         278,296         (268,061)
              Accrued rent leveling ....................................         241,216          215,471           28,678
              Other credits ............................................        (172,442)        (181,213)        (148,447)
                                                                               ---------        ---------        ---------
                Net cash provided by operating activities ..............       1,522,686        1,146,317        1,378,029
                                                                               ---------        ---------        ---------
Cash flows from investing activities:
   Proceeds from sale of leaseholds - net ..............................            --          1,708,293             --
   Acquisition of new stores ...........................................            --         (5,781,000)            --
   Capital expenditures - net ..........................................         (52,609)        (763,527)        (393,563)
                                                                               ---------        ---------        ---------
                Net cash used in investing activities ..................         (52,609)      (4,836,234)        (393,563)
                                                                               ---------        ---------        ---------
Cash flows from financing activities:
   Deferred financing costs ............................................        (271,082)        (118,730)            --
   Repayments of bank loan .............................................      (1,200,000)      (4,195,614)      (1,089,912)
   Proceeds from bank loan .............................................            --          8,000,000             --
                                                                               ---------        ---------        ---------
                Net cash provided by (used in) financing
                   activities ..........................................      (1,471,082)       3,685,656       (1,089,912)
                                                                               ---------        ---------        ---------
Net decrease in cash ...................................................          (1,005)          (4,261)        (105,446)
Cash, beginning of year ................................................          71,242           75,503          180,949
                                                                               ---------        ---------        ---------
Cash, end of year ......................................................     $    70,237      $    71,242      $    75,503
                                                                               =========        =========        =========

Supplemental disclosures of cash flow information:
   Cash paid for interest ..............................................     $   709,727      $   551,608      $   405,797
   Cash paid for taxes .................................................          52,971           46,080          155,499
                                                                               ---------        ---------        ---------
Noncash transactions:
   Exercise of cash options ............................................     $      --        $      --        $   775,000
                                                                               ---------        ---------        ---------

See accompanying notes to consolidated financial statements.


                           Sloan's Supermarkets, Inc.
                                and Subsidiaries

                   Notes to Consolidated Financial Statements




1.   Business                 The operations of Sloan's  Supermarkets,  Inc. and
                              subsidiaries  ("Sloan's"  or the  "Company")  have
                              historically  consisted of the manufacture of cast
                              component parts for the fine jewelry industry. The
                              Company   changed   its  name   from   Designcraft
                              Industries, Inc. to its present name in 1993.

                              As a result of the sale of the assets of its remaining jewelry businesses, the Company no longer operates in the fine jewelry manufacturing business. On March 19, 1993, Namdor Inc. ("Namdor"), a wholly-owned subsidiary of the Company, purchased certain assets relating to 11 supermarkets in the New York metropolitan area (the "Supermarkets") from CKMR Corporation. The purchased assets included machinery and equipment, furniture, fixtures, leasehold improvements, inventory of supplies and merchandise located at the Supermarkets and a noncompete agreement (amortized on a straight-line basis over 10 years
                              - the life of the agreement). The net cash price for the assets and the noncompete agreement was approximately $8.8 million. In addition, at the time of the purchase, Namdor assumed certain accounts payable of the business's prior owners in an amount of $5,000,000.

                              The acquisition of the Supermarkets by the Company has been accounted for as a purchase transaction in accordance with Accounting Principles Board Opinion No. 16, "Business Combinations". As such, the purchase price has been allocated to assets acquired and liabilities assumed based on their estimated fair values. The excess of the fair value of assets acquired less liabilities assumed over cost has been allocated to reduce proportionately the values assigned to noncurrent assets in determining their fair values.

                              On October 13, 1995, the Company purchased three supermarket store locations including furniture and fixtures, leasehold improvements and inventory from a company owned by the Chairman of the Board. The purchase price of $5,000,000 was based on a fair market evaluation performed by an independent third party. Such acquisition was financed with a term loan. In addition, the Company purchased inventory at the locations at a cost of $781,000.

                           Sloan's Supermarkets, Inc.
                                and Subsidiaries

                   Notes to Consolidated Financial Statements



                              On August 29, 1995, the Company sold one store leasehold to a third party for approximately $1.7 million. The sale resulted in a net gain of approximately $1.0 million. The store's supermarket equipment was transferred to a new store location which was opened during February 1996. In addition, the Company opened its first health and beauty aid store during March 1996. As of the date of this report, the Company operates 14 supermarkets and one health and beauty aid store.




2.   Summary of               PRINCIPLES OF CONSOLIDATION
     Significant
     Accounting Policies      The consolidated  financial statements include the
                              accounts  of Sloan's  Supermarkets,  Inc.  and its
                              wholly-owned     subsidiaries.     All    material
                              intercompany accounts and transactions have been eliminated in consolidation.

                              FISCAL YEAR

                              The Company's fiscal year is comprised of 52 or 53 weeks ending on the Sunday closest to the last day of February. The 1997 year consisted of 52 weeks, 1996 of 53 weeks and 1995 of 52 weeks.

                              INVENTORIES

                              Store inventories are valued principally at the lower of cost or market with cost determined under the retail method.

                              PROPERTY AND EQUIPMENT

                              Depreciation of furniture, fixtures and equipment is computed by the straight-line method over the estimated useful lives of the assets, with lives ranging from seven to ten years. Leasehold improvements are amortized over the shorter of their estimated useful lives or the lease term by the straight-line method.

                           Sloan's Supermarkets, Inc.
                                and Subsidiaries

                   Notes to Consolidated Financial Statements



                              (a) LEASES

                              The Company charges the cost of noncancelable operating lease payments and beneficial leaseholds to operations on a straight-line basis over the lives of the leases.

                              Included in income for the fiscal year ended February 26, 1995 are benefits of $143,000, related to charges taken in the prior fiscal year for deferred rents.

                              (b) DEFERRED ADVERTISING

                              Advertising    rebates   and   space    allocation
                              allowances are deferred and recognized over the period of the agreement.

                              INCOME PER SHARE

                              Per share data are based on the weighted average number of shares of common stock and common stock equivalents outstanding during each year. Income
                              (loss) per share is computed by the treasury stock method; primary and fully diluted income (loss) per share are the same. The 10% stock dividend in fiscal 1995 has been retroactively applied to all periods presented.

                              INCOME TAXES

                              The Company follows Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"), which requires a liability method of accounting for income taxes. Under the liability method, deferred income taxes are recognized for the tax consequences of "temporary differences" by applying applicable statutory tax rates to differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities.

                              The Company files a consolidated Federal income tax return that includes the accounts of its subsidiaries. The Company and its subsidiaries file separate state and local income tax returns.

                           Sloan's Supermarkets, Inc.
                                and Subsidiaries

                   Notes to Consolidated Financial Statements





                              FAIR VALUE OF FINANCIAL INSTRUMENTS

                              The carrying values of financial instruments including cash, accounts receivable, accounts payable and due from related parties approximate fair value at March 2, 1997 and March 3, 1996 because of the relative short maturities of these instruments.

                              The aggregate fair value of the bank debt approximates its carrying amount because of its recent and frequent repricing based upon market conditions.

                              RECLASSIFICATIONS

                              Certain reclassifications have been made to the presentations for fiscal 1996 and 1995 to conform to the presentation for fiscal 1997.

                              ESTIMATES

                              The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                              LONG-LIVED ASSETS

                              During 1995, Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to Be Disposed Of" ("SFAS 121"), was issued. SFAS 121 requires the Company to review long-lived assets and certain identifiable assets related to those assets for impairment whenever circumstances and situations change such that there is an indication that the carrying amounts may not be recoverable. If the undiscounted future cash flows of the enterprise are less than their carrying amounts, their carrying amounts are reduced to fair value and an impairment loss is recognized. The adoption of this pronouncement in fiscal 1997 did not have a significant impact on the Company's financial statements.

                           Sloan's Supermarkets, Inc.
                                and Subsidiaries

                   Notes to Consolidated Financial Statements



                              STOCK OPTIONS

                              The Company accounts for all transactions under which employees receive shares of stock or other equity instruments in the Company or the Company incurs liabilities to employees in amounts based on the price of its stock in accordance with the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees". The Company has not adopted the fair value method encouraged but not required by Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation". Appropriate pro forma and other information has been included herein.



3.   Related Party            The Company has advanced funds to companies  owned
     Transactions             by the  Chairman  of the  Board  who is  also  the
                              principal  stockholder of the Company. As of March
                              2, 1997 and March 3,  1996,  the  Company  is owed
                              approximately  $337,000  and  $318,000,  including
                              $133,304   and   $114,005  of  accrued   interest,
                              respectively. Such advances bear interest at prime plus 1.25% per annum (9.50% at March 2, 1997 and 9.50% at March 3, 1996).

                           Sloan's Supermarkets, Inc.
                                and Subsidiaries

                   Notes to Consolidated Financial Statements



                              Red Apple Group, Inc. ("Red Apple"), a corporation wholly owned and controlled by the Company's Chairman of the Board, supervises all operations of the Supermarkets pursuant to a management agreement entered into in March 1993 (the "Management Agreement"). The Management Agreement is terminable by either party after March 19, 1998. The term of the agreement shall automatically be extended for additional one-year periods unless either party has given the other notice of termination no later than 90 days prior to the end of the previous term. As of the date of this report, no such notice has been given. The Management Agreement requires the Company to pay to Red Apple a quarterly fee equal to 1.25% of all sales made in or from the Supermarkets. The quarterly fee payable under the Management Agreement does not necessarily equal the costs which would have been or may be incurred by the Company on a stand-alone basis.

                              The Company has various amounts receivable from supermarket companies owned by the Chairman of the Board related to the allocation of volume, advertising and other rebates to the Company. Rebates, whether allocated or directly attributed to the Company, are recorded as reductions to cost of sales or advertising expense over the life of the related agreement. Rebates recorded as reductions to expenses approximated $1.7, $1.1 and $1.4 million during fiscal 1997, 1996 and 1995, respectively.

                              Red Apple also provides maintenance services for the Company which are not covered by the Management Agreement. Such services include supermarket refrigeration, electrical and equipment maintenance. During the 1997, 1996 and 1995 fiscal years, the Company incurred approximately $-0-, $123,000 and $90,000, respectively.

                           Sloan's Supermarkets, Inc.
                                and Subsidiaries

                   Notes to Consolidated Financial Statements



                              City Produce Distributors, Inc., a corporation indirectly wholly owned and controlled by the Chairman of the Board, sells produce and certain grocery items to the Company at prices consistent with other third parties. During the 1997, 1996 and 1995 fiscal years, such purchases aggregated approximately $5,263,000, $3,618,000 and
                              $2,900,000, respectively.

                              Newspaper advertising for the Supermarkets is frequently pooled with advertising for other supermarkets which are not owned by the Company but which are operated by Red Apple or its affiliates under the Sloan's name. In such cases, the Company pays a proportionate share of such advertising expenses based upon its number of Supermarkets covered in the advertisements. Such amounts allocated to the Company approximated $115,000, $136,000 and $139,000 during fiscal
                              1997, 1996 and 1995, respectively.

                              At March 2, 1997 and March 3, 1996, the net amount due from related parties resulting from the above transactions amounted to $1,830,127 and $527,694, respectively.

                              Lowenthal, Landau, Fischer & Bring, P.C., a law firm of which a director of the Company is a member, was paid $219,000, $213,000 and $117,000 in fees for rendering legal services to the Company during the fiscal years ended March 2, 1997, March 3, 1996 and February 26, 1995, respectively.


4.   Commitments and          The   Company   operates   primarily   in   leased
     Contingencies            facilities,  under noncancelable  operating leases
                              expiring at various dates through 2018. Certain leases provide for contingent rents (based upon store sales exceeding stipulated amounts or on the Consumer Price Index), escalation clauses and renewal options ranging from five to fifteen years. The Company is obligated under all leases to pay for taxes, insurance and common area maintenance expenses.

                           Sloan's Supermarkets, Inc.
                                and Subsidiaries

                   Notes to Consolidated Financial Statements



                              Rent expense under noncancelable operating leases, including leases with related parties for the fiscal years ended March 2, 1997, March 3, 1996 and February 26, 1995, respectively, is as follows:

                      March 2,       March 3,      February 26,
Year ended              1997           1996            1995
----------------------------------------------------------------
Base rents           $2,781,602     $2,350,162      $1,972,164
Contingent rents         30,000         30,000          30,000
----------------------------------------------------------------
Rent expense         $2,811,602     $2,380,162      $2,002,164
----------------------------------------------------------------



                              Future    minimum    lease    commitments    under
                              noncancelable leases as of March 2, 1997 are:


Fiscal year ending
------------------------------------------------
1998                              $  2,215,556
1999                                 2,036,400
2000                                 1,962,441
2001                                 2,009,949
2002                                 1,946,376
Thereafter                          20,559,901
------------------------------------------------
                                   $30,730,623
------------------------------------------------



                              The Company may also expand its operations through acquisitions of supermarkets and/or businesses which the Company believes would complement its core supermarket business. The Company is continuing to pursue the possibility of purchasing additional supermarkets from other companies owned by John Catsimatidis.

                           Sloan's Supermarkets, Inc.
                                and Subsidiaries

                   Notes to Consolidated Financial Statements



5.   Income Taxes             The Company  adopted  SFAS 109 which,  among other
                              things, requires a change from the deferred method to the liability method of accounting for income taxes and allows recognition of deferred tax assets based on the likelihood of realization of a tax benefit in future years. Pursuant to the adoption of SFAS 109, deferred income taxes are provided for the temporary differences between the tax basis and financial accounting reporting basis of the Company's net assets and liabilities.

                              Deferred tax expense or benefit is the change in the computed tax asset or liability balance. As of March 2, 1997, the Company had total deferred tax assets of approximately $720,000, of which approximately $680,000 is related to net operating loss carryforwards which are available to offset income earned in future years, and approximately $230,000 in deferred tax liabilities related to excess tax depreciation. The net deferred tax assets at March 2, 1997 and March 3, 1996 were offset by a valuation allowance of an equal amount. Accordingly, no deferred income taxes were recognized in any of the periods.

                              The Company utilized approximately $1,200,000, $1,700,000 and $-0- of net operating loss carryforwards during fiscal 1997, 1996 and 1995, respectively, the benefit of which offsets current income taxes payable. As of March 2, 1997, the Company had available Federal net operating loss carryforwards of approximately $2,000,000, of which the tax benefits of $1,000,000 when and if realized, will be credited directly to additional paid-in capital.

                              The income tax expense amounts in the consolidated statements of operations consist of state income taxes and Federal alternative minimum taxes.

                           Sloan's Supermarkets, Inc.
                                and Subsidiaries

                   Notes to Consolidated Financial Statements





6.   Debt                     CREDIT FACILITY AND TERM LOAN AGREEMENT

                              On October 13, 1995, the Company entered into a five-year credit agreement with European American Bank which replaced its previous credit agreement. The new agreement includes a $1,000,000 revolving credit facility and $7,000,000 term loan. The new agreement, which permits borrowings based on the prime rate plus 1.25%, contains covenants, representations and events of default typical of credit facility agreements, including financial covenants which require the Company to meet, among other things, debt service coverage ratios and fixed charge coverage ratios and which limit advances to affiliates. Similar to the Company's prior credit agreements, the new revolving credit facility and term loan is secured by equipment, general intangibles and accounts receivable.


                              Long-term debt consists of the following:


                                                     March 2,          March 3,
                                                       1997              1996
                                                   ----------        ----------
Loan payable to bank at prime plus 1.25% per
   annum (9.5% at March 2, 1997), interest
   payable monthly in arrears, principal
   payable in monthly installments of $100,000
   beginning November 13, 1995
   (collateralized by certain assets of the
   Company, including store equipment and
   leases) ....................................   $ 5,400,000      $  6,600,000
Less:   Current portion ........................   (1,200,000)       (1,200,000)
                                                   ----------        ----------
                                                  $ 4,200,000      $  5,400,000
                                                  ===========      ============


                              Deferred financing costs related to the loan payable to bank are being amortized over the life of the related debt. As a result of the refinancing of the credit agreement, the Company wrote off deferred financing costs which pertained to the previous credit agreement. The write-off of $88,674 is reflected in the consolidated financial statements as an extraordinary item.

                           Sloan's Supermarkets, Inc.
                                and Subsidiaries

                   Notes to Consolidated Financial Statements



                              Principal maturities of long-term debt follow:

                              1998 ...................  $1,200,000

                              1999 ...................   1,200,000

                              2000 ...................   1,200,000

                              2001 ...................   1,800,000
                                                         ---------
                                                        $5,400,000
                                                        ==========



7.  Stockholders' Equity      On November 16, 1994,  the Company  declared a 10%
                              stock dividend payable on January 20, 1995 to stockholders of record on December 20, 1994.

                              Earnings per share and weighted average shares outstanding have been restated to reflect the 10% stock dividend.

8.  Retirement Plans          The  Company   participates   in  various  defined
                              contribution  multi-  employer union pension plans
                              which are  administered  jointly by management and
                              union   representatives  and  which  sponsor  most
                              full-time and certain  part-time union  employees.
                              The pension  expense for these plans  approximated
                              $630,000,  $800,000  and  $702,000 in fiscal 1997,
                              1996 and 1995,  respectively.  The Company  could,
                              under   certain   circumstances,   be  liable  for
                              unfunded vested benefits or other expenses of jointly administered union/management plans.

                           Sloan's Supermarkets, Inc.
                                and Subsidiaries

                   Notes to Consolidated Financial Statements


9.   Stock Option Plans       During  fiscal  1990,  the Company  granted to the
                              Chairman of the Board and principal stockholder of
                              the  Company  a   nonqualified   stock  option  to
                              purchase an aggregate of 200,000  shares of common
                              stock at a price of $5.00 per share. During fiscal
                              1993, the exercise price of these options had been
                              reduced to $2.00 per share (the fair market  value
                              at  that  date)  by  approval  of  the   Company's
                              stockholders.  During  fiscal  1991,  the  Company
                              granted the Chairman a  nonqualified  stock option
                              to  purchase  an  aggregate  of 250,000  shares of
                              common  stock at a price of $1.50  per  share.  On
                              October 20, 1994,  the options  were  exercised by
                              the Chairman.  The purchase  price for the options
                              exercised  were  paid  for  by  offsetting   loans
                              previously made to the Company by the Chairman or by companies controlled by the Chairman.

                              On October 7, 1994, the Company granted the Chairman an aggregate of 250,000 shares of common stock at a price of $4.12 per share (the fair market value at that date).

                              The Company currently has one incentive grant and four nonqualified grants under which stock options may be granted to officers, directors and key employees of the Company - the 1994 Employee Incentive Grant (the "1994 Grant"), the 1994 Nonqualified Grant (the "1994 NQ Grant"), the 1995 Chairman's Nonqualified Options (the "Chairman's Grant"), the 1994 Director's Nonqualified Grant (the "Directors' Grant"), and the 1994 Nonqualified Recruitment Grant (the "1994 Recruitment Grant"). The options to purchase common shares generally are issued at fair market value on the date of the grant, begin vesting on the date of the grant, and expire ten years from issuance and are conditioned upon continual employment during the vesting period.

                              Under the 1994 Grant and the 1994 NQ Grant, the Company granted options to purchase up to 100,000 and 35,000 shares of common stock, respectively.

                              In addition to the one incentive grant, the Company has granted stock options to certain key executives and directors. The vesting terms and contractual lives of these grants are similar to that of the incentive grant.

                              The Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations for its stock option grants. Generally, compensation expense is not recognized for stock option grants.

                           Sloan's Supermarkets, Inc.
                                and Subsidiaries

                   Notes to Consolidated Financial Statements



                              In accordance with Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS 123), the Company discloses the pro forma impact of recording compensation expense utilizing the Black-Scholes model. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the Black-Scholes model does not necessarily provide a reliable measure of the fair value of its stock options.

                              The accounting provisions of SFAS No. 123 did not have an effect on the Company's pro forma net income and earnings per share and thus have not been presented.

                           Sloan's Supermarkets, Inc.
                                and Subsidiaries

                   Notes to Consolidated Financial Statements



                              A summary of the status of the Company's stock options is presented below:

                                                                Weighted Average
                                                      Shares      Exercise Price
--------------------------------------------------------------------------------
Balance, February 27, 1994 ...................          --           $   --
   Granted ...................................       473,000            4.29
   Exercised .................................          --               --
   Forfeited .................................          --               --
                                                     -------         -------

Balance, February 26, 1995 ...................       473,000            4.29
   Granted ...................................          --               --
   Exercised .................................          --               --
   Forfeited .................................        (9,000)           5.63
                                                     -------         -------

Balance, March 3, 1996 .......................       464,000            4.27
   Granted ...................................          --               --
   Exercised .................................          --               --
   Forfeited .................................        (8,000)           5.63
                                                     -------         -------

Balance March 2, 1997 ........................       456,000         $  4.24
                                                     =======         =======

                              Options exercisable as of March 2, 1997, March 3, 1996 and February 26, 1995 were 442,800, 444,200 and 446,600, respectively.

                           Sloan's Supermarkets, Inc.
                                and Subsidiaries

                   Notes to Consolidated Financial Statements



                              The following table  summarizes  information as of
                              March   2,   1997   concerning   outstanding   and
                              exercisable options:


--------------------------------------------------------------------------------
                       Options Outstanding                Options Exercisable
              ------------------------------------     -------------------------
                            Weighted
                            Average      Weighted                       Weighted
  Range of                  Remaining    Average                        Average
  Exercise    Number        Contractual  Exercise       Number          Exercise
    Prices    Outstanding   Life         Price          Exercisable     Price
--------------------------------------------------------------------------------
     $3.75     275,000        6.69        $3.75           275,000        $3.75

      5.63      33,000        6.81         5.63            33,000         5.63

      5.63      85,000        6.81         5.63            85,000         5.63

      3.81      30,000        7.69         3.81            30,000         3.81

      3.81      33,000        2.69         3.81            19,800         3.81
--------------------------------------------------------------------------------
$3.75-5.63     456,000        6.50         4.24           442,800         4.24
--------------------------------------------------------------------------------



10.  Litigation               In June 1994,  the  United  States  Federal  Trade
                              Commission   (the  "FTC")   commenced   an  action
                              alleging  that the  mergers by John  Catsimatidis,
                              the Company and three other entities controlled by
                              Mr. Catsimatidis  (collectively,  the "companies")
                              of 32 Sloan's  Supermarkets  between 1991 and 1993
                              violated Federal antitrust laws because the effect
                              of the mergers  might be  substantially  to lessen
                              competition   among   supermarkets   within   four
                              Manhattan residential neighborhoods. The complaint indicated that the FTC could seek divestiture of up to ten supermarkets owned by the companies.

                           Sloan's Supermarkets, Inc.
                                and Subsidiaries

                   Notes to Consolidated Financial Statements



                              In order to avoid the costs of protracted litigation in the matter and without admitting that any antitrust law was violated as alleged in the complaint, on November 21, 1994, the companies entered into a settlement agreement with the Acting Director of the Bureau of Competition of the FTC regarding the claims made by the FTC against them (the "Settlement Agreement"). The companies agreed in the Settlement Agreement that within twelve months from the date of a final order in the proceeding they would divest themselves of an aggregate of six supermarkets in Manhattan, chosen by them from a list of sixteen supermarkets specifically designated in the Settlement Agreement (none of which are owned by the Company) and certain alternate supermarkets referenced in the Settlement Agreement (five of which were then owned by the Company). Nothing in the Settlement Agreement required the Company to divest itself of any of its supermarkets, but divestiture of supermarkets owned by the Company would count towards satisfaction of the divestiture obligations.

                              An order embodying the Settlement Agreement was made effective March 6, 1995 (the "Order"). Pursuant to that Order, for a period of 10 years from March 6, 1995, the companies cannot, without prior FTC approval, acquire any interest in any existing supermarket in a designated area. The order does not restrict the companies from acquiring an interest in a supermarket by leasing or purchasing a new location that at the time of merger (and for six months prior to the merger) is not being operated as a supermarket.

                              In March 1996, an application (the "Application") was made to modify the Order so as to lift the divestiture requirements other than with respect to one store on the Upper West Side which was not owned by the Company. The FTC approved the divestiture of that store and its divestiture was completed on May 9, 1996. On April 29, 1996, the Application was revised; and it was further revised in August and September so as to seek relief solely with respect to the requirements of divestiture of any supermarkets in the Chelsea section of Manhattan.

                           Sloan's Supermarkets, Inc.
                                and Subsidiaries

                   Notes to Consolidated Financial Statements



                              On September 13, 1996, the FTC granted the Application as modified, and deleted the requirements of divestiture in Chelsea. Simultaneously, the FTC appointed a trustee to divest four supermarkets pursuant to the Order, as modified. The trustee was not granted any authority to divest until the FTC approved a trustee agreement between the trustee and the companies. An agreement was entered into with the trustee which would have been effective upon approval by the FTC.

                              Subsequent to the modification of the Order, Supermarket Acquisition Corp. ("SAC"), Red Apple Supermarket, Inc. ("RAS") and Gristedes Supermarkets, Inc. ("Gristedes") sold an aggregate of four stores in compliance with the divestiture provisions of the Order, as modified. Based thereon, the trustee agreement will not become effective.

                              A settlement of FTC claims relating to the divestiture provisions of the Order has been agreed to pursuant to which $600,000 has been paid to the FTC. No portion of such amount was borne by the companies.

                              On August 8, 1994, a lawsuit against the Company and Mr. Catsimatidis was instituted in the United States District Court for the Southern District of New York by RMED International, Inc. ("RMED"), a former stockholder of the Company.

                           Sloan's Supermarkets, Inc.
                                and Subsidiaries

                   Notes to Consolidated Financial Statements



                              The complaint alleges, among other things, that RMED and a purported class consisting of persons who purchased the Company's common stock on or after March 19, 1993 were damaged by alleged nondisclosures in certain filings made by the Company with the Securities and Exchange Commission between January 1993 and June 1994 relating to an investigation by the FTC. The complaint alleges that such nondisclosures constituted violations of Federal and New York State securities laws, as well as common law fraud and seeks damages (including punitive damages) in an unspecified amount (although in discovery proceedings the named plaintiff has claimed that its damages were approximately $800,000), as well as costs and disbursements of the action. On June 2, 1994, the Company issued a press release which disclosed the FTC action.

                              On September 30, 1994, the defendants filed a motion to dismiss for failure to state a cause of action and for lack of subject matter jurisdiction over the state claims. The motion was denied. In June 1995, RMED filed a motion for class certification, and discovery was held in abeyance pending disposition of that motion. The motion was granted in March 1996 and discovery is now proceeding. Management believes that the lawsuit is without merit and intends to defend the action vigorously; however, the outcome cannot be determined.

                                    PART III

Item 9.  CHANGES IN AND DISBURSEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURES.

     None


Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

Set forth below is certain information as of May 22, 1997 with respect to all directors and executive officers of the Company.


                                          Position with the Company or
                             Director     Other Principal Occupation
Name and Age                   Since      for the Past Five Years
------------                 --------     --------------------------------------
John A. Catsimatidis          1988(2)     Chairman of the Board, Chief Executive
     (48)                                 Officer and  Treasurer  of the Company
                                          since  July 28,  1988;  President  and
                                          Chief  Executive  Officer of Red Apple
                                          Group,   Inc.   (holding  company  for
                                          supermarket  chains)  and  Chairman of
                                          the Board and Chief Executive  Officer
                                          and   Director   of  United   Refining
                                          Company (a  refiner  and  retailer  of
                                          petroleum products) for more than five
                                          years. Director of News Communications
                                          Inc., a public  company whose stock is
                                          traded   over-the-   counter,    since
                                          December 4, 1991.

Martin R. Bring                1988       Member  of the law firm of  Lowenthal,
     (54)                                 Landau,  Fischer  & Bring,  P.C.,  New
                                          York,  N.Y.  for more than five years;
                                          Director  of Hero Group,  Ltd.,  a New
                                          York  Stock  Exchange  listed  company
                                          since 1991.

Frederick Selby                1978       Since 1990,  Chairman of Selby Capital
     (59)                                 Partners   (acquisition  and  sale  of
                                          privately owned firms and divisions of
                                          public   companies).   Prior  thereto,
                                          Investment    Banking    Senior   Vice
                                          President,  BAII Banking (Paris), Legg
                                          Mason Wood  Walker and  Bankers  Trust
                                          Company.

--------

(2) Mr. Catsimatidis also served as a director of the Company from November 4, 1986 to November 27, 1987.

Leroy Hemingway II             1991       Chairman  of the  Board of The  Famous
     (65)                                 Carpet Barns of Florida,  Inc. (a firm
                                          engaged  in retail  sales of  carpets)
                                          and Chairman of the Board of Hemingway
                                          Properties,   Inc.   (an   owner   and
                                          operator of shopping centers) for more
                                          than five years.

Mark S. Kassner                ----       Since  1991,   Vice   President, Chief
     (36)                                 Financial Officer and Secretary. Since
                                          1987,  executive  officer  of the  Red
                                          Apple  Group,  Inc. and certain of its
                                          affiliates with primary responsibility
                                          in  the   areas  of   accounting   and
                                          financial reporting.

Carmine Zappola                ----       Since  March  19, 1993,   Director  of
     (60)                                 Operations; Director of Operations for
                                          CKMR from January 1, 1991 to March 18,
                                          1993. Prior to 1991, Mr. Zappola was a
                                          Supervisor      for     CKMR      with
                                          responsibility  for 12-20 stores.  Mr.
                                          Zappola  has over  thirty  (30)  years
                                          experience  in the retail  supermarket
                                          industry.



SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires directors and officers of the Company and persons who own more than 10 percent of the Company's common stock to file with the Securities and Exchange Commission (the "Commission") initial reports of ownership and reports of changes in ownership of the common stock. Directors, officers and more than 10 percent stockholders are required by the Exchange Act to furnish the Company with copies of all Section 16(a) forms they file.

To the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company and written representations that no other reports were required during the year ended March 2, 1997, all Section 16(a) filings applicable to its directors, officers and more than 10 percent beneficial owners were timely filed.

Item 11. EXECUTIVE COMPENSATION.

The following table sets forth for the three fiscal years ended March 2, 1997 certain information concerning the compensation paid or accrued to the Chief Executive Officer of the Company. As of March 2, 1997 there were no persons serving as executive officers of the Company whose total salary and bonus for the fiscal year ended March 2, 1997 exceeded $100,000.

                                                                                           Long-term Compensation
                                                                            ---------------------------------------------------


                                            Annual Compensation                      Awards                     Payouts
                                   ----------------------------------       -----------------------       ---------------------
                                                             Other                                                      All
                                                             annual         Restricted                                  other
Name and                                                     compen-        stock          Options        LTIP          compen-
principal                           Salary       Bonus       sation         award(s)       /Sar's         payouts       sation
position                  Year        ($)         ($)          ($)            ($)           (#)           ($)            ($)
--------------------------------------------------------------------------------------------------------------------------------
John Catsimatidis,        1997       $ --        $ --         $ --           $ --            --          $ --           $ --
  Chairman of the
  Board, Chief
  Executive
  Officer

                          1996       $ --        $ --         $ --           $ --            --          $ --           $ --

                          1995       $ --        $ --         $ --           $ --         275,000        $ --           $ --
--------------------------------------------------------------------------------------------------------------------------------



STOCK OPTIONS

No stock options were granted to or exercised by Mr. Catsimatidis during the fiscal year ended March 2, 1997. The following table sets forth certain information with respect to options to purchase Common Stock held by John Catsimatidis on March 2, 1997.


                        Number of Unexercised             Value of Unexercised
                           Options Held on               in-the-Money Options on
                            March 2, 1997                     March 2, 1997
                    -----------------------------   ----------------------------
Name                   Exercisable/Unexercisable      Exercisable/Unexercisable
--------------------------------------------------------------------------------
John Catsimatidis            275,000/0                            0/0
--------------------------------------------------------------------------------


The closing sales price of the Common Stock on the American Stock Exchange on February 28, 1997, the last trading day preceding March 2, 1997, was $3.06. On March 3, 1996, Mr. Catsimatidis held options to purchase 275,000 shares of Common Stock at $3.75 per share.

COMPENSATION OF DIRECTORS

Non-officer directors receive a quarterly stipend of $1,500 and $500 for each meeting attended. Directors who serve on committees receive $250 for each meeting attended.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT.


The following table sets forth certain information regarding ownership of Common Stock on March 2, 1997 by: (i) each stockholder known to the Company to own beneficially more than 5% of the outstanding shares of Common Stock; (ii) each of the Company's directors; and (iii) all officers and directors of the Company as a group. Except as otherwise indicated, the address of each person is c/o Sloan's Supermarkets, Inc., 823 Eleventh Avenue, New York, N.Y. 10019-3535. The Company believes that ownership of the shares by the persons named below is both of record and beneficial and such persons have sole voting and investment power with respect to the shares indicated.


Name and Address of                           Number of
 Beneficial Owner                             Shares            Percent of Class
----------------------------------        ------------------    ----------------

John Catsimatidis ........................    1,452,552(1)                 42.6%
Leroy Hemingway II .......................       15,950(2)                    *
Frederick Selby ..........................        7,822(2)                    *
Martin Bring .............................        6,600(2)                    *
All officers and directors as a
  group (6 persons) ......................    1,499,924(3)(2)              43.6%

-----

*    Less than 1%.

(1) Includes an aggregate of 25,730 shares held by corporations controlled by Mr. Catsimatidis, 2,057 shares held by a profit sharing plan of which Mr. Catsimatidis is a trustee, 605 shares held by Mr. Catsimatidis as a trustee of individual retirement accounts and currently exercisable options to purchase an aggregate of 275,000 shares of Common Stock. Does not include options to purchase an aggregate of 250,000 shares of Common Stock which the Board of Directors have granted to Mr. John Catsimatidis subject to approval by the stockholders of the Company and which are not exercisable unless and until such approval is given.

(2) Includes for each of Messrs. Selby, Hemingway and Bring an aggregate of 6,600 shares of Common Stock which may be purchased upon the exercise of currently exercisable stock options.

(3) Includes an aggregate of 311,800 shares of Common Stock which may be purchased upon the exercise of currently exercisable stock options.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

At the time of the Supermarket Acquisition, the Company entered into a Management Agreement with Red Apple pursuant to which Red Apple supervises all operations of the Supermarkets subject to the policy goals and decisions prescribed by a committee of the independent directors. On March 31, 1993, the Board established an Oversight Committee and elected Frederick Selby and Leroy Hemingway II as its initial members.

The Management Agreement requires the Company to pay Red Apple a quarterly fee equal to 1-1/4% of all sales made in or from the Supermarkets and to reimburse Red Apple for all reasonable expenses incurred by Red Apple in the performance of its services thereunder. The initial term of the Management Agreement ran until March 19, 1994. Unless terminated by either party, the Management Agreement is automatically renewed for successive one year terms. The current term expires March 19, 1998.

Red Apple also provides maintenance services to the Company which are not covered by the Management Agreement. Such services include supermarket refrigeration, electrical and equipment maintenance. During the year ended March 2, 1997, the Company did not incur expenses for such services.

As of March 2, 1997, the Company had an aggregate of approximately $1,830,000 in due from related parties owned by Mr. Catsimatidis as a result of transactions in the ordinary course of business.

City Produce Distributors, Inc., a corporation indirectly wholly owned and controlled by John Catsimatidis, sells produce and certain grocery items to the Company at prices consistent with those obtainable from non-affiliated third parties. During the year ended March 2, 1997, such sales aggregated approximately $5,263,000.

Newspaper advertising for the Supermarkets is frequently pooled with advertising for other supermarkets which are not owned by the Company but which are operated by Red Apple or its affiliates other than the Company under the Sloan's name. In such cases, the Company pays a portion of such advertising expenses based upon the number of Supermarkets and supermarkets of other companies covered in the advertisements (see Item 1. "Description of Business - Marketing"). Such amounts allocated to the Company approximated $115,000 during the year ended March 2, 1997.

The tradename "Sloan's" is used by the Company under a non-exclusive license granted to the Company for a nominal consideration by SAC, a corporation wholly owned by John Catsimatidis (see Item 1. "Description of Business - Tradenames").

In consideration of accommodations extended to the Company by H.S. Realty Corp. ("H.S. Realty"), a corporation wholly owned by John Catsimatidis which enabled the Company to consummate the sale of assets of the Company's Howard H. Sweet & Son Inc. subsidiary ("Sweet") to Tiffco Jewelry and Chain Crafts, Inc. ("Tiffco"), on January 23, 1990, the Company, among other things, advanced to H.S. Realty approximately $204,000. The Company also agreed to pay to H.S. Realty on a monthly basis an amount equal to the fixed monthly rent on the real estate containing Sweet's manufacturing facilities (the "Sweet Property") under H.S. Realty's lease with Tiffco so long as Tiffco was making such payments to an escrow agent under an escrow agreement entered into between Sweet, the Company, Tiffco and others at the closing of the sale of Sweet's assets to Tiffco.

The $204,000 advance was originally to be repayable on the earlier of January 23, 1991 or five days after the sale by H.S. Realty to Tiffco of the Sweet Property. Since January 23, 1991, the Board of Directors has extended the repayment date of the advance on an annual basis, the most recent extension being until January 23, 1998 or five days after the sale by H.S. Realty to Tiffco of the Sweet Property. As of March 2, 1997, H.S. Realty was indebted to the Company on account of the advance in the amount of $337,304 and such indebtedness was accruing interest at the rate of 9.50% per annum (1- 1/4% per annum over the prime rate of interest charged by Chemical Bank, N.A. as of March 3, 1996).

Effective as of January 1, 1994, the Company has entered into Indemnification Agreements with each of its directors and officers. Said agreements supplement the indemnification provisions of the Company's By-laws and the Delaware General Corporation Law. The stockholders of the Company authorized the Company to enter into such agreements with each of its directors at the Annual Meeting of Stockholders held on August 21, 1987. The Board of Directors has authorized the Company to enter into such agreements with each of its officers.

By virtue of his ownership of Common Stock (see Item 12 - "Security Ownership of Certain Beneficial Owners and Management") and his position as Chairman of the Board of the Company, John Catsimatidis may be deemed to be a "parent" of the Company under rules promulgated by the Commission.

Lowenthal, Landau, Fischer & Bring, P.C., a law firm of which Martin Bring, a director of the Company, is a member, received fees of approximately $218,675 for rendering legal services to the Company during the fiscal year ended March 2, 1997.

In October 1995, the Company acquired three Supermarkets from SAC. The total consideration paid by the Company for the acquisition of the three Supermarkets was $5,000,000 plus the cost of inventory. The purchase price was based on a fair market evaluation performed by an independent third party. (See Item 1. "Business - Acquisition of Supermarkets").

                                     PART IV

Item 14. EXHIBITS AND REPORTS ON FORM 8-K.

(a)  (1)  Financial Statements

          A list of all financial statements filed as part of this report is contained in the index to Item 8, which index is incorporated herein by reference.

     (2)  Financial Statement Schedules

          None.

     (3)  Exhibits

     Number         Description
     ------         -----------
     3.1            Amended and Restated  Certificate  of  Incorporation  of the
                    Registrant. Incorporated by reference to Exhibit 3.1 to the Registrant's Annual Report on Form 10-K of the fiscal year ended February 28, 1990 (the "1990 10-K").

     3.2. Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Registrant. Incorporated by reference to Exhibit 3.2 to the Registrant's Annual Report on Form 10-KSB for the fiscal year ended February 27, 1994 (the "1994 10-KSB").

     3.3 Amended and Restated Bylaws of the Registrant. Incorporated by reference to Exhibit 3.2 to the 1990 10-K.

     10.1 Asset Purchase Agreement dated as of December 1, 1989 among Tiffco, Tiffany, Sweet and the Registrant and Amendment No. 6 thereto, dated January 22, 1990. Incorporated by reference to Exhibit 1 to the Registrant's Current Report on Form 8-K dated February 5, 1990. Amendments No. 1 through 5 are immaterial and are omitted. Exhibits (setting forth the form of certain closing documents) and schedules (setting forth lists of the purchased assets, excluded assets, assumed liabilities, allocation of the purchase price and various disclosure items) are omitted. The Registrant agrees to furnish supplementally to the Commission upon request a copy of any of the omitted Amendments, exhibits and schedules.

     10.2 Environmental Indemnification Letter dated as of November 1, 1989 among BF, the Registrant and B.E. Realty. Incorporated by reference to Exhibit 10.9 to the 1990 10-K.

     10.3 Agreement dated as of January 23, 1990 among Sweet, the Registrant and H.S. Realty. Incorporated by reference to
                    Exhibit 10.12 to the 1990 10-K.

     10.4 Asset Purchase Agreement dated December 24, 1992, and effective January 7, 1993, between CKMR Corporation ("CKMR") and the Registrant (the "Asset Purchase Agreement"). Incorporated by reference to Exhibit 1 to the Registrant's Current Report on Form 8-K dated March 19, 1993. Exhibits setting forth the form of certain closing documents and schedules (setting forth lists of assumed liabilities, real property lease assignments and various disclosure items) are omitted. The Registrant agrees to furnish supplementally to the Commission upon request a copy of any of the omitted exhibits and schedules.

     10.5 Management Agreement between Red Apple and Namdor Inc. dated March 19, 1993. Incorporated by reference to Exhibit 10.11 to the Registrant's Annual Report on Form 10-KSB for the fiscal year ended February 28, 1993.

     10.6 License Agreement dated March 19, 1993 between SAC and the Company. Incorporated by reference to Exhibit 10.10 to the 1994 10-KSB.

     10.7 Form of Indemnification Agreement dated as of January 1, 1994 between the Registrant and each director of the Registrant. Incorporated by reference to Exhibit 10.11 to the 1994 10-KSB.

     10.8 Form of Indemnification Agreement dated as of January 1, 1994 between the Registrant and each officer of the Registrant. Incorporated by reference to Exhibit 10.12 to the 1994 10-KSB.

     10.9           1994 Stock Option Plan. Incorporated by reference to Exhibit
                    10.12 of the Company's Annual Report on Form 10-KSB for the fiscal year ended February 26, 1995 ("1995 10-KSB").

     10.10          Director  Stock  Option Plan.  Incorporated  by reference to
                    Exhibit 10.13 of the Company's 1995 10-KSB.

     10.11 Asset Purchase Agreement dated as of October 13, 1995 between SAC and the Company. Incorporated by reference to
                    Exhibit 1 to the Registrant's Current Report on Form 8-K dated October 27, 1995 (the "10/27/95 8-K"). Exhibits setting forth the form of certain closing documents and schedules (setting forth lists of assumed liabilities, assignments and various disclosure items) are omitted. The Registrant agrees to furnish supplementally to the Commission upon request a copy of any of the omitted exhibits and schedules.

     10.12 Loan and Security Agreement dated October 13, 1995 between Namdor and European American Bank (the "Bank"). Incorporated by reference to Exhibit 2 to the October 19, 1995 Form 8-K.

     10.13 Guaranty dated October 13, 1995 from the Registrant to the Bank. Incorporated by reference to Exhibit 3 to the October 19, 1995 Form 8-K.

     10.14 Pledge Agreement dated October 13, 1995 from the Registrant to the Bank. Incorporated by reference to Exhibit 4 to the October 19, 1995 Form 8-K between Gristedes' Supermarkets, Inc. and Namdor.

     10.15 License Agreement dated October 13, 1995. Incorporated by reference to Exhibit 5 to the October 19, 1995 Form 8-K.

     11. Statement re computation of per share income (loss). Not required.

     21. Listing of the Registrant's subsidiaries all of which are wholly owned by the Registrant.

                    Subsidiaries                     State of Incorporation
                    ------------                     ----------------------
                    Namdor, Inc.                     New York

                    The Registrant has one other wholly-owned subsidiary, the name of which is omitted herein because as of May 22, 1997 it did not constitute a significant subsidiary.

     23.            Consent of BDO Seidman,  LLP  Independent  Certified  Public
                    Accountants.


(b)  Reports on Form 8-K

     None

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     SLOAN'S SUPERMARKETS, INC.


Dated:  May 30, 1997                 By:  /s/ John A. Catsimatidis
                                          --------------------------
                                          John A. Catsimatidis
                                          Chairman of the Board

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


Signature                       Title                                 Date
---------                       -----                                 ----

/s/ John A. Catsimatidis        Chairman of the Board (Chief       May 30, 1997
------------------------        Executive Officer and Chief
John A. Catsimatidis            Operating Officer) and
                                Treasurer

/s/ Martin Bring                Director                           May 30, 1997
------------------------
Martin Bring

/s/ Frederick Selby             Director                           May 30, 1997
------------------------
Frederick Selby

/s/ Leroy Hemingway II          Director                           May 30, 1997
------------------------
Leroy Hemingway II

/s/ Mark Kassner                Vice President and Secretary       May 30, 1997
------------------------        (Chief Financial Officer and
Mark Kassner                    Chief Accounting Officer)

                                                                      Exhibit 23


CONSENT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


Sloan's Supermarkets, Inc.
New York, New York

We hereby consent to the incorporation by reference in the Registration Statement on Form S-8 dated January 23, 1996, relating to the consolidated financial statements appearing in the Company's Annual Report on Form 10-K for the year ended March 2, 1997.



BDO Seidman, LLP


New York, New York

May 30, 1997