Form 10-Q/A
period 1996-06-02
SLOANS SUPERMARKETS INC
filed 1997-07-11
CIK 28325

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-Q/A


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

                           SLOAN'S SUPERMARKETS, INC.


PART II.          OTHER INFORMATION

Item 6.     Exhibits and Reports on Form 8-K

     1. Section (a) of Item 6 is amended to add as Exhibit 27, Financial Data Schedule.

     2. The following document is being filed herewith as Exhibit 27 in accordance with Item 601 of Regulation S-K:

               Exhibit 27. Financial Data Schedule

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment to be signed on its behalf by the undersigned, thereunto duly authorized.


                              Sloan's Supermarkets, Inc.

                              By:  /s/ John A. Catsimatidis
                              -----------------------------
                                   John A. Catsimatidis
                                   Chairman of the Board and
                                   Chief Executive Officer

Dated:  July 11, 1997



                              By:  /s/ Mark S. Kassner
                              ------------------------
                                   Mark S. Kassner
                                   Vice President and
                                   Chief Financial Officer

Dated:  July 11, 1997