Form 10-Q/A
period 1996-12-01
SLOANS SUPERMARKETS INC
filed 1997-07-11
CIK 28325

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

                           SLOAN'S SUPERMARKETS, INC.


     The Registrant hereby amends the following items, financial statements, exhibits or other portions of its Form 10-Q for the quarterly period ended December 1, 1996 as set forth below:


     A. Part II, Item 6(a) of the Form 10-Q for the quarterly period ended December 1, 1996 is amended to reflect the filing of an amended
          Exhibit 27, "Amended financial data schedule for period ended December 1, 1996."

     B. Exhibit 27, "Amended financial data schedule for period ended December 1, 1996" is filed herewith.

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