Form 10-Q
period 1997-06-01
SLOANS SUPERMARKETS INC
filed 1997-07-16
CIK 28325

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


       (Mark One)

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
       OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 1, 1997.

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

Yes  [X]   No  [ ]

At July 16, 1997, the registrant had issued and outstanding 3,132,289 shares of common stock.

                   SLOAN'S SUPERMARKETS, INC. AND SUBSIDIARIES


                          PART I-FINANCIAL INFORMATION



Item 1. Financial Statements


   Consolidated Balance Sheets as of June 1, 1997
            and March 2, 1997                                             Page 3

   Consolidated Statements of Operations for
            the thirteen weeks ended June 1, 1997
            and June 2, 1996                                              Page 4

   Consolidated  Statements  of  Stockholders'   Equity  for  the
            thirteen weeks ended June 1, 1997 and the year ended
            March 2, 1997                                                 Page 5

   Consolidated Statements of Cash Flows for
            the thirteen weeks ended June 1, 1997
            and June 2, 1996                                              Page 6

   Notes to Consolidated Financial Statements                             Page 7



Item 2.    Management's Discussion and Analysis of
           Financial Condition and Results of
           Operations                                                     Page 9

Item 1
Financial Statements


                   SLOAN'S SUPERMARKETS, INC. AND SUBSIDIARIES
                      UNAUDITED CONSOLIDATED BALANCE SHEETS


                                                                                                        June 1,            March 2,
ASSETS                                                                                                    1997                1997
                                                                                                   ------------        ------------

CURRENT ASSETS:
          Cash .............................................................................       $     65,481        $     70,237
          Accounts receivable - net of allowance for doubtful accounts
             of $30,000 at June 1, and March 2, 1997 .......................................            741,709             501,916
          Inventory ........................................................................          5,706,520           5,873,991
          Prepaid expenses and other current assets ........................................            208,717             299,887
          Due from related parties .........................................................          1,668,982           1,830,127
                                                                                                   ------------        ------------

                   Total current assets ....................................................          8,391,409           8,576,158
                                                                                                   ------------        ------------

PROPERTY AND EQUIPMENT:
          Furniture, fixtures and equipment ................................................          5,466,455           5,466,456
          Leaseholds and leasehold improvements ............................................         11,706,905          11,704,425
                                                                                                   ------------        ------------
                                                                                                     17,173,360          17,170,881
          Less accumulated depreciation and amortization ...................................          4,921,753           4,527,506
                                                                                                   ------------        ------------

                   Net property and equipment ..............................................         12,251,607          12,643,375

          Receivable from officer ..........................................................            342,129             337,304
          Deposits and other assets ........................................................            492,824             313,585
          Deferred costs ...................................................................            111,220             115,489
          Noncompete agreement - net of accumulated amortization of
             $331,324 at June 1, 1997 and $311,567 at March 2, 1997 ........................            458,992             478,749
          Deferred finance costs - net of accumulated amortization of
             $42,320 at June 1, 1997 and $35,048 at March 2, 1997 ..........................            376,528             350,801
                                                                                                   ------------        ------------

TOTAL ......................................................................................       $ 22,424,709        $ 22,815,461
                                                                                                   ============        ============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
          Accounts payable, trade ..........................................................       $  6,641,583        $  6,593,412
          Accrued payroll, vacation and withholdings .......................................            345,805             491,857
          Accrued expenses and other current liabilities ...................................            230,201             377,431
          Revolving credit facility ........................................................          1,000,000           1,000,000
          Current portion of long term debt ................................................          1,200,000           1,200,000
                                                                                                   ------------        ------------

                   Total current liabilities ...............................................          9,417,589           9,662,700

          Long-term debt ...................................................................          3,900,000           4,200,000
          Deferred rents ...................................................................            846,887             794,645
                                                                                                   ------------        ------------

                   Total liabilities .......................................................         14,164,476          14,657,345
                                                                                                   ------------        ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
          Preferred stock,  $50 par, - shares  authorized 500,000;  none issued
          Common stock, $.02 par, - shares authorized 10,000,000; outstanding
               3,132,289 shares issued at June 1,  and  March 2, 1997 ......................             62,646              62,646
          Additional paid-in capital .......................................................         18,248,286          18,248,286
          Accumulated deficit ..............................................................        (10,050,699)        (10,152,816)
                                                                                                   ------------        ------------

                   Total stockholders' equity ..............................................          8,260,233           8,158,116
                                                                                                   ------------        ------------

TOTAL ......................................................................................       $ 22,424,709        $ 22,815,461
                                                                                                   ============        ============

See accompanying notes.


                   SLOAN'S SUPERMARKETS, INC. AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
                  13 WEEKS ENDED JUNE 1, 1997 AND JUNE 2, 1996




                                                                                           13 weeks                      13 weeks
                                                                                              ended                         ended
                                                                                            June 1,                       June 2,
                                                                                               1997                          1996
                                                                                         ------------                  ------------

Sales ..................................................................                 $ 12,254,700                  $ 13,538,008
Cost of sales ..........................................................                    7,506,416                     8,113,439
                                                                                         ------------                  ------------

Gross profit ...........................................................                    4,748,284                     5,424,569

Store operating, general and
  administrative expense ...............................................                    4,238,262                     4,655,726

Management fee .........................................................                      150,829                       169,225
                                                                                         ------------                  ------------

Store operating profit .................................................                      359,193                       599,618

Non-store operating expense ............................................                       65,046                        88,218
                                                                                         ------------                  ------------

Operating profit .......................................................                      294,147                       511,400
                                                                                         ------------                  ------------

Other income (expense)

Interest income ........................................................                        5,466                         6,385
Other income ...........................................................                       (5,554)                        4,495
Interest expense .......................................................                     (187,442)                     (178,021)
                                                                                         ------------                  ------------

                                                                                             (187,530)                     (167,141)
                                                                                         ------------                  ------------

Income from continuing operations
  before income taxes ..................................................                      106,617                       344,259

Provision for income taxes .............................................                        4,500                        14,006
                                                                                         ------------                  ------------

Net income .............................................................                 $    102,117                  $    330,253
                                                                                         ============                  ============

Income per share .......................................................                 $       0.03                  $       0.10
                                                                                         ============                  ============

Weighted average number of shares and
equivalents outstanding ................................................                    3,132,000                     3,151,000
                                                                                         ============                  ============



See accompanying notes


                   SLOAN'S SUPERMARKETS, INC. AND SUBSIDIARIES
            UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
        13 WEEKS ENDED JUNE 1, 1997 AND FOR THE YEAR ENDED MARCH 2, 1997









                                                                                      Additional                              Total
                                                           Common stock                  Paid-In       Accumulated     Stockholders'
                                                        Shares           Amount          Capital           Deficit           Equity
                                                   ------------     ------------     ------------     ------------      ------------

Balance at March 3, 1996 .....................        3,132,289     $     62,646     $ 18,248,286     $(11,312,494)     $  6,998,438


Net income for the year ended
   March 2, 1997 .............................                                                           1,159,678         1,159,678
                                                   ------------     ------------     ------------     ------------      ------------

Balance at March 2, 1997 .....................        3,132,289           62,646       18,248,286      (10,152,816)        8,158,116

Net income for the thirteen weeks
   ended June 1, 1997 ........................                                                             102,117           102,117
                                                   ------------     ------------     ------------     ------------      ------------

Balance at June 1, 1997 ......................        3,132,289     $     62,646     $ 18,248,286     $(10,050,699)     $  8,260,233
                                                   ============     ============     ============     ============      ============



See accompanying notes.



                   SLOAN'S SUPERMARKETS, INC. AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                  13 WEEKS ENDED JUNE 1, 1997 AND JUNE 2, 1996




                                                                                  June 1,             June 2,
                                                                                     1997                1996
                                                                                  --------           --------

Net income .............................................................           102,117            330,253

Adjustments to reconcile net income
  to net cash provided by operating
  activities:

Depreciation and amortization ..........................................           425,545            423,786

  Changes in operating assets and liabilities:

Accounts receivable - net ..............................................          (239,793)            43,287
Inventory ..............................................................           167,471           (108,956)
Prepaid expenses and other current assets ..............................            91,170            (14,899)
Receivable from related party - net ....................................           161,145           (345,399)
Due from related parties ...............................................            (4,825)            (4,825)
Other assets ...........................................................          (212,238)           (12,354)
Deferred credits .......................................................                              (23,867)
Accounts payable, trade ................................................            48,171           (167,912)
Accrued payroll, vacation and withholdings .............................          (146,052)          (155,856)
Accrued expenses and other current liabilities .........................          (147,230)           305,770
Deferred rents .........................................................            52,242             64,338
                                                                                  --------           --------

        Net cash provided by operating activities ......................           297,723            333,363
                                                                                  --------           --------

Capital expenditures - net .............................................            (2,479)           (29,837)
                                                                                  --------           --------

        Net cash used in investing activities ..........................            (2,479)           (29,837)
                                                                                  --------           --------

Repayments of bank loan ................................................          (300,000)          (300,000)
                                                                                  --------           --------

         Net cash used in financing activities .........................          (300,000)          (300,000)
                                                                                  --------           --------

NET (DECREASE) INCREASE  IN CASH AND CASH EQUIVALENTS ..................            (4,756)             3,523

CASH AND CASH EQUIVALENTS, begining of period ..........................            70,237             71,242
                                                                                  --------           --------

CASH AND CASH EQUIVALENTS, end of period ...............................            65,481             74,765
                                                                                  ========           ========


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

Quarter End - The Company operates using the conventional retail 52/53 week fiscal year. The fiscal quarter ends on the Sunday closest to the end of the quarter.

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

Provision for income taxes - Income taxes reflect Federal and State alternative minimum tax only, as all regular income taxes have been offset by utilization of the Company's net operating loss carry forward.

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

Supplemental Disclosures of Cash Flow Information-

         Cash paid during the three months ended:

                       June 1, 1997                                June 2, 1996
                       ------------                                ------------
Interest                   $186,572                                    $178,021
Income taxes               $ 29,000                                    $ 20,000

In the opinion of management, the information furnished reflects all adjustments (consisting of normal recurring adjustments) which are necessary for a fair statement of the results of operations for the interim period. The interim figures are not necessarily indicative of the results to be expected for the fiscal year.

The Company's Form 10-K for the year ended March 2, 1997 contains information which should be read in conjunction herewith.


2. RELATED PARTY TRANSACTIONS

The Company has advanced funds to a company owned by the Chairman of the Board who is also the principal stockholder of the Company. As of June 1, 1997 the Company is owed $342,129 including accrued interest. As of March 2, 1997, advances and accrued interest totaled $337,304.

Red Apple Group, Inc. (Red Apple), a company wholly owned by the Company's Chairman of the Board, supervises all operations of the Company under a management agreement. The agreement requires the Company to pay to Red Apple one and one quarter percent of sales as a management fee. Management fees for the 13 weeks ended June 1, 1997 and June 2, 1996 were $150,829 and $169,225 respectively.

                   SLOAN'S SUPERMARKETS, INC. AND SUBSIDIARIES


2. RELATED PARTY TRANSACTIONS (Continued)

Red Apple also operates 34 supermarkets in the New York metropolitan area under the Sloan's, Gristede's and Pioneer banners. The Company's advertising program is combined with all of these Red Apple entities. Consistent with this shared advertising program the Company is allocated advertising income and expense by Red Apple based on the Company's portion of sales to total Red Apple sales. Certain direct store advertising expense is charged on a store by store basis.

The Company purchases produce and certain sundry items from a subsidiary of Red Apple at prices consistent with those charged to other Red Apple entities as well as non-affiliated customers. Purchases for the 13 weeks ended June 1, 1997 and June 2, 1996 were $1,133,614 and $1,283,769 respectively.

Legal fees incurred by the Company to a law firm, of which a director of the Company is a member, were $64,944 and $36,000 for the 13 weeks ended June 1, 1997 and June 2, 1996, respectively.


PART I

Item 2.         Management's Discussion and Analysis of Financial
                            Condition and Results of
                        Operations For the 13 weeks ended
                          June 1, 1997 and June 2, 1996


                               FINANCIAL CONDITION

         The Company's working capital deficiency decreased by approximately $62,400 during the 13 weeks ended June 1, 1997.

         Long term debt decreased by $300,000 reflecting scheduled principal payments during the period.

                   SLOAN'S SUPERMARKETS, INC. AND SUBSIDIARIES


                         Liquidity and Capital Resources

         The Company believes that it will be able to satisfy its bank loan agreement and supermarket operating requirements from internally generated funds. In addition, the Company has in place a $1 million dollar revolving credit facility to provide short term working capital. As of June 1, 1997 the revolving credit facility was fully utilized.

                              RESULTS OF OPERATIONS

         Net income was $102,117 for the 13 weeks ended June 2, 1997 as compared to $330,253 for the 13 weeks ended June 1, 1996.

         Sales were $12,254,700 in the 1997 period compared to $13,538,008 for the same period in 1996. The decline in sales was primarily due to a delay in the commencement of the Company's remodeling program, which was originally scheduled to start earlier this year. In addition, deflationary pressures in food prices also contributed to the decrease in sales in the 1997 period as compared to the 1996 period.

         The Company has embarked on a substantial remodeling program under which 4 stores will be extensively remodeled and refixtured during the next 8 months. The remodels will also result in the expansion of the sales areas in these stores. It is anticipated that we will experience appreciable sales increases in the remodeled stores based on prior history.

         Gross profit as a percentage of sales was 38.75% for the 13 weeks ended June 1, 1997 compared to 40.07% for the 13 weeks ended June 2, 1996. The decrease in gross profit margin was mainly due to a curtailment of our long-term forward buying program in the 1997 period as compared to the 1996 period, due to the temporary lack of suitable available product. It is anticipated that forward buying opportunities will once again be available in future periods.

     Store operating, general and administrative expenses were $4,238,262 or 34.59% of sales in 1997 compared with $4,655,726 or 34.39% of sales in 1996. Operating expenses as a percentage of sales increased in the 1997 period due to the fact that fixed costs, including occupancy costs, utility costs and depreciation and amortization expenses remained constant notwithstanding the decrease in sales.

         Non-store operating expenses were $65,046 for the 13 weeks ended June 1, 1997 as compared with $88,218 for the same period in 1996, mainly as a result of lower legal expenses. The decrease in legal expenses was a result of the Company's reduced need during the quarter for the services of outside legal counsel in connection with litigation, real estate and general corporate matters.

                   SLOAN'S SUPERMARKETS, INC. AND SUBSIDIARIES

         Other income decreased during the 13 weeks ended June 1, 1997 by $10,049 as compared with the 13 weeks ended June 2, 1996. The decline was primarily due to a decrease in delivery income.


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

Dated:  July 16, 1997




                              By:  /s/ Mark S. Kassner
                                   -----------------------
                                   Mark S. Kassner
                                   Vice President and
                                   Chief Financial Officer

Dated:  July 16, 1997