Form 10-K/A
period 1997-03-02
SLOANS SUPERMARKETS INC
filed 1997-10-03
CIK 28325

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-K/A-1

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

Sales for the 1997 fiscal year were $51,792,539 as compared to $50,279,245 for fiscal year 1996. The increase in sales was primarily due to the fact that three stores acquired during 1996 were open for the entire 1997 year, as well as the opening of two additional stores at the beginning of the 1997 year. The increase in sales generated by the additional stores was partially offset by the fact that the prior year consisted of 53 weeks as compared with 52 weeks in 1997 as well as a decline in same store sales of $3,949,350 (after adjusting 1996 same store sales downward to reflect a comparable 52 week period). Same store sales declined due to (a) management's decision to seek higher margins over sales, (b) a decrease in the selling price of cereals (which constitute approximately 7.5% of the Company's grocery sales) as a result of manufacturers lowering wholesale prices of cereals by approximately 20% in April 1996 and (c) a reduction in beverage sales during the summer months of 1997 as compared to the same period in 1996. Beverage sales, which ordinarily represent approximately 17% of summer sales, were negatively impacted by the abnormally cool weather in the New York area. The Company anticipates that until completion of its planned remodelling program, same store sales will remain constant as a result of management's intention to maintain current margin levels. Management believes that same store sales will increase as the remodelling and refurbishment of stores is completed.

Gross profit was $20,608,413 (39.79% of sales) in 1997 as compared to $19,243,125 (38.27% of sales) in 1996. The improvement in the 1997 period mainly reflects the implementation of the better buying program utilizing the distribution center of an affiliate to make bulk purchases, on a direct basis at better prices, as well as the expansion of the sales of value-added, higher margin products. Additionally, prices were selectively increased. During 1997 the Company recognized as income approximately $1,340,000 of advertising and volume achievement allowances as compared to approximately $1,141,000 during 1996.

Store operating, general and administrative expenses were $17,739,680 in 1997 (34.25% of sales) as compared to $16,811,184 (33.44% of sales) in 1996. The primary reasons for the increase were the expenses associated with the additional stores operating in the 1997 year and the extra costs incurred with the start-up of the new stores.

Nonstore operating expense decreased to $287,966 in 1997 as compared to $414,165 in 1996, mainly as a result of lower legal expense. The decrease in legal expenses was a result of the Company's reduced need during the year for the services of outside legal counsel in connection with litigation, real estate and general corporate matters.

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

The Company has received commitment letters from European American Bank ("EAB") and certain participating lenders with respect to a secured bank facility comprised of a $12,000,000 five year term loan to refinance existing bank debt, fund the payment of $4,000,000 of liabilities to affiliates of John Catsimatidis which are owed by certain companies the Company may acquire by merger from Mr. Catsimatidis or companies controlled by him (the "Food Group") and provide working capital; an $8,000,000 five year term loan to finance the remodelling of existing stores (including stores to be acquired from the Food Group) and the installation of a point-of-sale and management information system; and a $5,000,000 revolving line of credit for additional working capital which line of credit shall be for a two year period. The foregoing commitments are subject to the negotiation and execution of definitive documentation satisfactory to EAB and the participating lenders. The Company believes that such facility, together with cash flow generated from the Company's operations, will be sufficient to sustain the operations of the Company for at least two years after the proposed merger.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA



                                                                  Page No.
                                                                  --------

Report of independent certified public accountants                    F-1

Consolidated financial statements:
   Balance sheets                                               F-2 - F-3
   Statements of operations                                           F-4
   Statements of stockholders' equity                                 F-5
   Statements of cash flows                                           F-6
   Notes to consolidated financial statements                  F-7 - F-25

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





May 30, 1997


                           Sloan's Supermarkets, Inc.
                                and Subsidiaries

                           Consolidated Balance Sheets



                                                                                                 March 2, 1997         March 3, 1996
                                                                                                   -----------           -----------
ASSETS

Current:
   Cash ................................................................................          $     70,237          $     71,242
   Accounts receivable - net of allowance for doubtful accounts of
      $30,000 in both years ............................................................               501,916               282,182
   Inventory ...........................................................................             5,873,991             5,461,283
   Prepaid expenses and other current assets ...........................................               299,887               167,512
   Due from related parties ............................................................             1,830,127               527,694
                                                                                                   -----------           -----------
        Total current assets ...........................................................             8,576,158             6,509,913

Property and equipment:
   Furniture, fixtures and equipment ...................................................             5,466,456             5,461,146
   Leasehold interests and improvements ................................................            11,704,425            11,657,126
                                                                                                   -----------           -----------
                                                                                                    17,170,881            17,118,272
   Less:  Accumulated depreciation and amortization ....................................             4,527,506             2,947,116
                                                                                                   -----------           -----------
        Net property and equipment .....................................................            12,643,375            14,171,156

Due from affiliates ....................................................................               337,304               318,005

Deposits and other assets ..............................................................               313,585               301,230

Deferred costs .........................................................................               115,489               115,358

Noncompete agreement - net of accumulated amortization of
   $311,567 and $232,535, respectively .................................................               478,749               557,781

Deferred finance costs - net of accumulated amortization of
   $35,048 and $9,190, respectively ....................................................               350,801               120,105
                                                                                                   -----------           -----------
                                                                                                   $22,815,461           $22,093,548
                                                                                                   ===========           ===========

See accompanying notes to consolidated financial statements.



                           Sloan's Supermarkets, Inc.
                                and Subsidiaries

                           Consolidated Balance Sheets



                                                                                              March 2, 1997           March 3, 1996
                                                                                               ------------            ------------

LIABILITIES AND STOCKHOLDERS' EQUITY

Current:
   Accounts payable, trade .........................................................           $  6,593,412            $  5,591,948
   Accrued payroll, vacation and withholdings ......................................                491,857                 703,785
   Accrued expenses and other current liabilities ..................................                377,431                 473,506
   Revolving credit facility .......................................................              1,000,000               1,000,000
   Current portion of long-term debt ...............................................              1,200,000               1,200,000
                                                                                               ------------            ------------
        Total current liabilities ..................................................              9,662,700               8,969,239
Long-term debt .....................................................................              4,200,000               5,400,000
Deferred credits ...................................................................                   --                   172,442
Deferred rent ......................................................................                794,645                 553,429
                                                                                               ------------            ------------
        Total liabilities ..........................................................             14,657,345              15,095,110

Commitments and contingencies
Stockholders' equity:
   Preferred stock, $50 par - shares authorized 500,000; none issued ...............                   --                      --
   Common stock, $0.02 par - shares authorized 10,000,000;
      outstanding 3,132,289 ........................................................                 62,646                  62,646
   Additional paid-in capital ......................................................             18,248,286              18,248,286
   Accumulated deficit .............................................................            (10,152,816)            (11,312,494)
                                                                                               ------------            ------------
        Total stockholders' equity .................................................              8,158,116               6,998,438
                                                                                               ============            ============


See accompanying notes to consolidated financial statements.



                           Sloan's Supermarkets, Inc.
                                and Subsidiaries

                      Consolidated Statements of Operations



                                                                              March 2,               March 3,          February 26,
Year ended                                                                       1997                   1996                  1995
                                                                           ------------          ------------          ------------
Sales ............................................................         $ 51,792,539          $ 50,279,245          $ 48,366,513
Cost of sales ....................................................           31,184,126            31,036,120            30,918,845
                                                                           ------------          ------------          ------------
        Gross profit .............................................           20,608,413            19,243,125            17,447,668

Store operating, general and administrative
   expenses ......................................................           17,739,680            16,811,184            15,623,576
Management fee ...................................................              644,811               628,491               604,582
                                                                           ------------          ------------          ------------
                                                                              2,223,922             1,803,450             1,219,510

Nonstore operating expense .......................................              287,966               414,165               395,400
                                                                           ------------          ------------          ------------
        Operating profit .........................................            1,935,956             1,389,285               824,110

Other income (expense):
   Interest income ...............................................               22,581                36,671                34,364
   Other income (expenses) - net .................................              (41,072)               17,218                 7,365
   Interest expense ..............................................             (709,454)             (551,631)             (406,193)
   Gain on sale of leasehold interests ...........................                 --               1,001,397                  --
                                                                           ------------          ------------          ------------
                                                                               (727,945)              503,655              (364,464)

        Earnings before provision for income
           taxes, discontinued operations and
           extraordinary item ....................................            1,208,011             1,892,940               459,646
Provision for income taxes .......................................               48,333                62,000                80,059
                                                                           ------------          ------------          ------------
        Earnings before discontinued operations
           and extraordinary item ................................            1,159,678             1,830,940               379,587
Loss from discontinued operations ................................                 --                    --                 (17,499)
Extraordinary loss on early extinguishment of
   long-term debt ................................................                 --                 (88,674)                 --
                                                                           ------------          ------------          ------------
Net income .......................................................         $  1,159,678          $  1,742,266          $    362,088
                                                                           ------------          ------------          ------------
Income (loss) per share of common stock:
   Earnings before discontinued operations and ...................         $        .37          $        .58          $        .13
      extraordinary item
   Discontinued operations .......................................                   --                    --                  (.01)
   Extraordinary item ............................................                   --                  (.03)                   --
                                                                           ------------          ------------          ------------
                                                                           $        .37          $        .55          $        .12

Weighted average common shares outstanding .......................            3,132,000             3,171,000             2,919,000



See accompanying notes to consolidated financial statements.



                           Sloan's Supermarkets, Inc.
                                and Subsidiaries

                 Consolidated Statements of Stockholders' Equity



Years ended March 2, 1997, March 3, 1996 and February 26, 1995


                                                     Common stock
                                           -------------------------------         Additional                                  Total
                                              Number of                               paid-in        Accumulated       stockholders'
                                                 shares             Amount            capital            deficit              equity
                                           ------------       ------------       ------------       ------------        ------------
Balance, February 27, 1994 .........          2,397,605       $     47,952       $ 15,850,610       $(11,779,478)       $  4,119,084
Exercise of stock options ..........            450,000              9,000            766,000               --               775,000
Declaration of 10% stock dividend ..            284,684              5,694          1,631,676         (1,637,370)               --
Net income .........................               --                 --                 --              362,088             362,088
                                           ------------       ------------       ------------       ------------        ------------
Balance, February 26, 1995 .........          3,132,289             62,646         18,248,286        (13,054,760)          5,256,172
Net income .........................               --                 --                 --            1,742,266           1,742,266
                                           ------------       ------------       ------------       ------------        ------------
Balance, March 3, 1996 .............          3,132,289             62,646         18,248,286        (11,312,494)          6,998,438
Net income .........................               --                 --                 --            1,159,678           1,159,678
                                           ------------       ------------       ------------       ------------        ------------
Balance, March 2, 1997 .............          3,132,289       $     62,646       $ 18,248,286       $(10,152,816)       $  8,158,116
                                           ============       ============       ============       ============        ============


See accompanying notes to consolidated financial statements.




                           Sloan's Supermarkets, Inc.
                                and Subsidiaries

                      Consolidated Statements of Cash Flows



Year ended                                                                 March 2, 1997    March 3, 1996   February 26, 1995
                                                                              ----------       ----------       ----------
Cash flows from operating activities:
   Net income ..........................................................     $ 1,159,678      $ 1,742,266      $   362,088
   Adjustments to reconcile net income to net cash provided by operating activities:
        Gain on sale of leasehold interests ............................            --         (1,001,397)            --
        Depreciation and amortization ..................................       1,699,677        1,279,604          976,505
        Extraordinary loss on early extinguishment of long-term debt ...            --             88,674             --
        Changes in operating assets and liabilities, net of effect from acquisition of supermarkets:
              Restricted cash ..........................................            --             26,952            6,323
              Accounts receivable - net ................................        (219,734)          (5,334)         262,758
              Inventory ................................................        (412,708)        (826,866)        (318,607)
              Prepaid expenses and other current assets ................        (132,375)          60,553           94,640
              Due from related parties - net ...........................      (1,302,433)        (313,874)         237,485
              Receivable from officer ..................................         (19,299)         (20,788)         (17,906)
              Other assets .............................................         (12,355)         (34,084)         (73,119)
              Deferred credits .........................................            --             (5,605)         121,677
              Accounts payable, trade ..................................       1,001,464         (269,174)         277,935
              Accrued payroll, vacation and withholdings ...............        (211,928)         112,836         (163,920)
              Accrued expenses and other current liabilities ...........         (96,075)         278,296         (268,061)
              Accrued rent leveling ....................................         241,216          215,471           28,678
              Other credits ............................................        (172,442)        (181,213)        (148,447)
                                                                              ----------       ----------       ----------
                Net cash provided by operating activities ..............       1,522,686        1,146,317        1,378,029

Cash flows from investing activities:
   Proceeds from sale of leaseholds - net ..............................            --          1,708,293             --
   Acquisition of new stores ...........................................            --         (5,781,000)            --
   Capital expenditures - net ..........................................         (52,609)        (763,527)        (393,563)
                                                                              ----------       ----------       ----------
                Net cash used in investing activities ..................         (52,609)      (4,836,234)        (393,563)

Cash flows from financing activities:
   Deferred financing costs ............................................        (271,082)        (118,730)            --
   Repayments of bank loan .............................................      (1,200,000)      (4,195,614)      (1,089,912)
   Proceeds from bank loan .............................................            --          8,000,000             --
                                                                              ----------       ----------       ----------
                Net cash provided by (used in) financing activities ....      (1,471,082)       3,685,656       (1,089,912)

Net decrease in cash ...................................................          (1,005)          (4,261)        (105,446)
Cash, beginning of year ................................................          71,242           75,503          180,949
                                                                              ----------       ----------       ----------
Cash, end of year ......................................................     $    70,237      $    71,242      $    75,503

Supplemental disclosures of cash flow information:
   Cash paid for interest ..............................................     $   709,727      $   551,608      $   405,797
   Cash paid for taxes .................................................          52,971           46,080          155,499

Noncash transactions:
   Exercise of cash options ............................................     $      --        $      --        $   775,000



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


2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Principles of Consolidation

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

     Deferred Advertising

     Advertising rebates and space allocation allowances are deferred and recognized over the period of the agreement which historically have ranged from one to three years. Advertising costs are expensed as incurred.

     Deferred advertising included in the balance sheet was $0 and $72,442, respectively, for the years March 2, 1997 and March 3, 1996.

     Advertising expense included in the income statement was $144,539, $105,129 and $114,009, respectively, for the year ended March 2, 1997, March 3, 1996 and February 26, 1995.

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

     Long-lived Assets

     During 1995, Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-lived Assets and for Long- lived Assets to Be Disposed Of" ("SFAS 121"), was issued. SFAS 121 requires the Company to review long-lived assets and certain identifiable assets related to those assets for impairment whenever circumstances and situations change such that there is an indication that the carrying amounts may not be recoverable. If the undiscounted future cash flows of the enterprise are less than their carrying amounts, their carrying amounts are reduced to fair value and an impairment loss is recognized. The adoption of this pronouncement in fiscal 1997 did not have a significant impact on the Company's financial statements.

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



3.   RELATED PARTY TRANSACTIONS

     The Company has advanced funds to companies owned by the Chairman of the Board who is also the principal stockholder of the Company. As of March 2, 1997 and March 3, 1996, the Company is owed approximately $337,000 and $318,000, including $133,304 and $114,005 of accrued interest, respectively. Such advances bear interest at prime plus 1.25% per annum (9.50% at March 2, 1997 and 9.50% at March 3, 1996).

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


4.   COMMITMENTS AND CONTINGENCIES

     The Company operates primarily in leased facilities, under noncancelable operating leases expiring at various dates through 2018. Certain leases provide for contingent rents (based upon store sales exceeding stipulated amounts or on the Consumer Price Index), escalation clauses and renewal options ranging from five to fifteen years. The Company is obligated under all leases to pay for taxes, insurance and common area maintenance expenses.

     Rent expense under noncancelable operating leases, including leases with related parties for the fiscal years ended March 2, 1997, March 3, 1996 and February 26, 1995, respectively, is as follows:


                                        March 2,        March 3,    February 26,
     Year ended                             1997            1996            1995
                                      ----------      ----------      ----------
     Base rents .................     $2,781,602      $2,350,162      $1,972,164
     Contingent rents ...........         30,000          30,000          30,000
                                      ----------      ----------      ----------
     Rent expense ...............     $2,811,602      $2,380,162      $2,002,164



     Future minimum lease commitments under noncancelable leases as of March 2, 1997 are:


     Fiscal year ending:

     1998 ...............................      $  2,215,556
     1999 ...............................         2,036,400
     2000 ...............................         1,962,441
     2001 ...............................         2,009,949
     2002 ...............................         1,946,376
     Thereafter .........................        20,559,901
                                               ------------
                                               $ 30,730,623


     The Company may also expand its operations through acquisitions of supermarkets and/or businesses which the Company believes would complement its core supermarket business. The Company is continuing to pursue the possibility of purchasing additional supermarkets from other companies owned by John Catsimatidis.

5.   INCOME TAXES

     The Company adopted, effective March 1, 1993, SFAS 109 which, among other things, requires a change from the deferred method to the liability method of accounting for income taxes and allows recognition of deferred tax assets based on the likelihood of realization of a tax benefit in future years. Pursuant to the adoption of SFAS 109, deferred income taxes are provided for the temporary differences between the tax basis and financial accounting reporting basis of the Company's net assets and liabilities. The effect of adopting SFAS 109 had no impact on the results of operations or financial position of the Company.

     Deferred tax expense or benefit is the change in the computed tax asset or liability balance. As of March 2, 1997 and March 3, 1996, the Company had total deferred tax assets of approximately $790,000 and $1,020,000, respectively, of which approximately $680,000 and $980,000 is related to net operating loss carryforwards which are available to offset income earned in future years, and approximately $230,000 and $140,000 in deferred tax liabilities related to excess tax depreciation. However, the net deferred tax assets were offset by a valuation allowance of an equal amount. Accordingly, for the year ended March 2, 1997, no deferred income tax benefit was recognized.

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


     Long-term debt consists of the following:



                                                     March 2,          March 3,
                                                        1997              1996
                                                  -----------      ------------
Loan payable to bank at prime plus 1.25% per
   annum (9.5% at March 2, 1997), interest
   payable monthly in arrears, principal
   payable in monthly installments of $100,000
   beginning November 13, 1995
   (collateralized by certain assets of the
   Company, including store equipment and
   leases) .....................................   $ 5,400,000     $  6,600,000

Less: Current portion ..........................    (1,200,000)      (1,200,000)
                                                   -----------     ------------
                                                   $ 4,200,000     $  5,400,000
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

     Principal maturities of long-term debt follow:


     1998 ............................   $1,200,000

     1999 ............................    1,200,000

     2000 ............................    1,200,000

     2001 ............................    1,800,000
                                         ----------
                                         $5,400,000



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

     Since no stock options were granted in the past two years, no pro forma calculations pursuant to SFAS 123 have been presented.

     A summary of the status of the Company's stock options is presented below:

                                                                Weighted Average
                                                   Shares         Exercise Price
                                                ---------            --------
     Balance, February 27, 1994 ........             -               $    -
          Granted ......................          473,000               4.29
          Exercised ....................             -                    -
          Forfeited ....................             -                    -

     Balance, February 26, 1995 ........          473,000               4.29
          Granted ......................             -                    -
          Exercised ....................             -                    -
          Forfeited ....................           (9,000)              5.63

     Balance, March 3, 1996 ............          464,000               4.27
          Granted ......................             -                    -
          Exercised ....................             -                    -
          Forfeited ....................           (8,000)              5.63

     Balance March 2, 1997 .............          456,000              $4.24


     Options exercisable as of March 2, 1997, March 3, 1996 and February 26, 1995 were 442,800, 444,200 and 446,600, respectively.

     The following table summarizes information as of March 2, 1997 concerning outstanding and exercisable options:


                        Options Outstanding                 Options Exercisable
                  ---------------------------------        ---------------------
                                Weighted
                                 Average    Weighted                    Weighted
  Range of                     Remaining     Average                     Average
  Exercise           Number  Contractual    Exercise         Number     Exercise
    Prices      Outstanding         Life       Price    Exercisable        Price
  --------        --------     --------    --------        --------     --------
     $3.75         275,000         6.69       $3.75         275,000        $3.75

      5.63          33,000         6.81        5.63          33,000         5.63

      5.63          85,000         6.81        5.63          85,000         5.63

      3.81          30,000         7.69        3.81          30,000         3.81

      3.81          33,000         2.69        3.81          19,800         3.81

$3.75-5.63         456,000         6.50        4.24         442,800         4.24



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

     Subsequent to the modification of the Order, Supermarket Acquisition Corp. ("SAC"), Red Apple Supermarket, Inc. ("RAS") and Gristede's Supermarkets, Inc. ("Gristede's") sold an aggregate of four stores in compliance with the divestiture provisions of the Order, as modified. Based thereon, the trustee agreement will not become effective.

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

                                    SIGNATURE

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                       SLOAN'S SUPERMARKETS, INC.


                                       By: /s/John Catsimatidis
                                           --------------------
                                           John A. Catsimatidis
                                           Chairman of the Board


Dated:  September 30, 1997