Form 10-Q
period 1997-08-31
SLOANS SUPERMARKETS INC
filed 1997-10-15
CIK 28325

                              UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                FORM 10-Q


     (Mark One)

[X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 1997.

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

Yes    X   No

At October 14, 1997, the registrant had issued and outstanding 3,132,289 shares of common stock.

                  SLOAN'S SUPERMARKETS, INC. AND SUBSIDIARIES


                          PART I-FINANCIAL INFORMATION



ITEM 1. FINANCIAL STATEMENTS



            Consolidated Balance Sheets as of
                 August 31, 1997 and March 2, 1997         Page 3

            Consolidated Statements of Operations for
               the six months and quarter ended
               August 31, 1997 and September 1, 1996       Page 4

            Consolidated Statements of Stockholders'
               Equity for the six months ended
               August 31, 1997                             Page 5


            Consolidated Statements of Cash Flows for
               the six months and quarter ended
               August 31, 1997 and September 1, 1996       Page 6

            Notes to Consolidated Financial Statements     Page 7




ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF
               OPERATIONS                                  Page 9

ITEM 1
FINANCIAL STATEMENTS
                 SLOAN'S SUPERMARKETS, INC. AND SUBSIDIARIES
                    UNAUDITED CONSOLIDATED BALANCE SHEETS


                                                  August  31,     March 2,
ASSETS                                               1997           1997

CURRENT ASSETS:
   Cash                                         $    80,683    $   70,237
   Accounts receivable - net of allowance
    for doubtful accounts
    of $30,000 at August  31, and March 2,1997      818,531       501,916
   Inventory                                      5,771,989     5,873,991
   Prepaid expenses and other current assets        418,007       299,887
   Due from related parties                       1,902,010     1,830,127

            Total current assets                   8,991,220     8,576,158

PROPERTY AND EQUIPMENT:
   Furniture, fixtures and equipment               5,523,137     5,466,456
   Leaseholds and leasehold improvements          11,705,905    11,704,425
                                                  17,229,042    17,170,881
   Less accumulated depreciation and amortization  5,316,350     4,527,506
   Net property and equipment                     11,912,692    12,643,375
   Receivable from officer                           346,954       337,304
   Deposits and other assets                         389,709       313,585
   Deferred costs                                    106,952       115,489
   Noncompete agreement - net of
    accumulated amortization of
    $351,082 at August 31, 1997 and $311,567
    at March 2, 1997                                  439,234       478,749
   Deferred finance costs - net of
    accumulated amortization of
    $50,285 at August 31, 1997 and $35,048
    at March 2, 1997                                  429,620       350,801

TOTAL                                           $  22,616,381 $  22,815,461

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable, trade                      $   5,660,111 $   6,593,412
   Accrued payroll, vacation and withholdings         419,792       491,857
   Accrued expenses and other current liabilities     198,917       377,431
   Revolving credit facility                        1,000,000     1,000,000
   Current portion of long term debt                2,700,000     1,200,000

           Total current liabilities                9,978,820     9,662,700

   Long-term debt                                   3,600,000     4,200,000
   Deferred rents                                     894,929       794,645

           Total liabilities                       14,473,749    14,657,345

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
   Preferred stock, $50 par, - shares
    authorized 500,000; none issued
    Common stock, $.02 par, - shares
    authorized 10,000,000; outstanding
    3,132,289 shares issued at Sept 1,  and
    March 2, 1997                                     62,646        62,646
   Additional paid-in capital                     18,248,286    18,248,286
   Accumulated deficit                           (10,168,300)  (10,152,816)

   Total stockholders' equity                      8,142,632     8,158,116

TOTAL                                          $  22,616,381 $  22,815,461

See accompanying notes to unaudited consolidated financial statements.

                 SLOAN'S SUPERMARKETS, INC. AND SUBSIDIARIES
                UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
   FOR THE SIX MONTHS AND QUARTERS  ENDED AUGUST 31, 1997 AND SEPTEMBER 1, 1996


                                   13 weeks         13 weeks         26 weeks         26 weeks
                                     ended            ended            Ended            Ended
                                   August 31,        Sept 1,         August 31,        Sept. 1,
                                      1997             1996             1997             1996
Sales                           $  10,913,697    $  11,984,838    $  23,168,397    $  25,522,846
Cost of sales                       6,418,791        6,965,651       13,925,207       15,079,090
Gross profit                        4,494,906        5,019,187        9,243,190       10,443,756
Store operating, general and
administrative expense              4,243,088        4,462,869        8,481,350        9,118,595
Management fee                        134,416          149,812          285,245          319,037
Store operating profit                117,402          406,506          476,595        1,006,124
Non-store operating expense            66,138           80,894          131,184          169,112
Operating profit                       51,264          325,612          345,411          837,012
Other income (expense)
Interest income                         4,824            4,825           10,290           11,210
Other income                           (1,692)          (6,850)          (7,246)          (2,355)
Interest expense                     (169,497)        (186,970)        (356,939)        (364,991)
                                     (166,365)        (188,995)        (353,895)        (356,136)
(Loss) / income from operations
before income taxes                  (115,101)          136,617          (8,484)          480,876
Provision for income taxes              2,500           10,987            7,000           24,993
Net (loss) / income              $   (117,601)    $     125,630    $    (15,484)    $     455,883
(Loss) / income per share              ($0.04)            $0.04          ($0.00)            $0.14
Weighted average number of
shares and
equivalents outstanding             3,132,000        3,151,000        3,132,000        3,151,000

See accompanying notes to unaudited consolidated financial statements.

                  SLOAN'S SUPERMARKETS, INC. AND SUBSIDIARIES
           UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                        SIX MONTHS ENDED AUGUST 31, 1997


                                                            Additional                              Total
                            Common stock                     Paid-In         Accumulated        Stockholders'
                             Shares            Amount        Capital           Deficit             Equity
Balance at March 2, 1997    3,132,289          62,646       18,248,286       (10,152,816)           8,158,116
Net loss for the twenty
six weeks
ended August 31, 1997                                                            (15,484)            (15,484)
Balance at August 31, 1997  3,132,289       $  62,646    $  18,248,286    $  (10,168,300)    $      8,142,632

See accompanying notes.

                  SLOAN'S SUPERMARKETS, INC. AND SUBSIDIARIES
                UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
         FOR THE SIX MONTHS ENDED AUGUST 31, 1997 AND SEPTEMBER 1, 1996


                                                       26 weeks        26 weeks
                                                        ended           ended
                                                      August 31,       Sept 1,
                                                         1997           1996
Net (loss) / income                              $    (15,484)    $    455,883
Adjustments to reconcile net loss to net cash
provided by operating activities:
Depreciation and amortization                         788,844         840,729
Changes in operating assets and liabilities:
Accounts receivable - net                            (316,615)        (61,437)
Inventory                                             102,002        (408,391)
Prepaid expenses and other current assets            (118,120)       (162,021)
Receivable from related party - net                   (71,883)       (432,526)
Due from related parties                               (9,650)         (9,650)
Other assets                                          (76,124)        (12,355)
Deferred credits                                      (30,767)        (64,308)
Accounts payable, trade                              (933,301)        433,359
Accrued payroll, vacation and withholdings            (72,065)       (234,305)
Accrued expenses and other current liabilities       (178,514)        190,977
Deferred rents                                        100,284         128,670
Net cash (used) / provided by operating activities   (831,393)        664,625
Capital expenditures - net                            (58,161)        (50,679)
Net cash used in investing activities                 (58,161)        (50,679)
Proceeds from bank loan                             1,500,000               0
Repayments of bank loan                              (600,000)       (600,000)
Net cash provided / (used) in financing activities    900,000        (600,000)
NET INCREASE  IN CASH AND CASH EQUIVALENTS             10,446          13,946
CASH AND CASH EQUIVALENTS, begining of period          70,237          71,242
CASH AND CASH EQUIVALENTS, end of period        $      80,683    $     85,188

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

Supplemental Disclosures of Cash Flow Information-

     Cash paid during the six months ended:


                                      August 31, 1997    September 1,1996
                                      ---------------    ----------------
Interest                                 $354,528              $307,331
Income taxes                              $34,580               $29,471


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


2. RELATED PARTY TRANSACTIONS

The Company has advanced funds to a company owned by the Chairman of the Board who is also the principal stockholder of the Company. As of August 31, 1997, the Company is owed $346,954 including accrued interest. As of March 2, 1997, advances and accrued interest totaled $337,304.

Red Apple Group, Inc. (Red Apple), a company wholly owned by the Company's Chairman of the Board, supervises all operations of the Company under a management agreement. The agreement requires the Company to pay to Red Apple one and one quarter percent of sales as a management fee. Management fees for the quarter and six months ended August 31, 1997 were $134,416 and $285,245, respectively. For the quarter and six months ended September 1, 1996, management fees were $149,812 and $319,037, respectively.

                  SLOAN'S SUPERMARKETS, INC. AND SUBSIDIARIES


2. RELATED PARTY TRANSACTIONS (CONTINUED)

Red Apple also operates 33 supermarkets in the New York metropolitan area under the Sloan's, Gristede's and Pioneer banners. The Company's advertising program is combined with all of these Red Apple entities. Consistent with this shared advertising program the Company is allocated advertising income and expense by Red Apple based on the Company's portion of sales to total Red Apple sales. Certain direct store advertising expense is charged on a store by store basis.

The Company purchases produce and certain sundry items from a subsidiary of Red Apple at prices consistent with those charged to other Red Apple entities as well as non-affiliated customers. Purchases for the quarter and six months ended August 31, 1997 were $971,178 and $2,104,792, respectively. For the quarter and six months ended September 1, 1996 the purchases were $1,283,769 and $2,633,630, respectively.

Legal fees incurred by the Company to a law firm, of which a director of the Company is a member, were $82,938 and $147,882 for the quarter and six months ended August 31, 1997, respectively. For the quarter and six months ended September 1, 1996, these legal fees were $36,000 and $58,171, respectively.

PART I

ITEM 2.         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                            CONDITION AND RESULTS OF
                       OPERATIONS FOR THE QUARTER AND SIX
               MONTHS ENDED AUGUST 31, 1997 AND SEPTEMBER 1, 1996


                              FINANCIAL CONDITION

     During the quarter ended August 31, 1997 the Company took down a short term bank loan in the amount of $1,500,000. This loan matures on October 31, 1997 and has been classified as current portion of long term debt on the balance sheet.

     The Company's working capital deficiency decreased by approximately $98,900 during the six months ended August 31, 1997.

     Long term debt decreased by $600,000 during the six month period reflecting scheduled principal payments.

                        LIQUIDITY AND CAPITAL RESOURCES


        The Board of Directors of the Company has approved the acquisition of 29 stores from various private companies owned by the Chairman of the Board. Subject to stockholder approval of the acquisition the Company has received commitment letters from a group of banks, in the amount of $25,000,000 to finance the acquisition, capital improvements and to provide working capital.


                             RESULTS OF OPERATIONS

        Net loss was $117,601 for the quarter and $15,484 for the six months ended August 31, 1997, as compared to net income of $125,630 for the quarter and $455,883 for the six months ended September 1, 1996

     Sales were $10,913,697 and $23,168,397 for the quarter and six months ended August 31, 1997 as compared to $11,984,838 and $25,522,846 for the quarter and six months ended September 1, 1996. The decline in sales was once again indicative of the delay in the commencement of the Company's remodeling program. The favorable summer weather in the New York City area resulting in prolonged vacations, as well as continuing deflationary pressures in food prices also contributed to the decrease in sales in the 1997 periods as compared with the 1996 periods.

     Gross profit as a percentage of sales was 41.19% and 39.90% for the quarter and six months ended August 31, 1997 as compared to 41.88% and 40.92% for the quarter and six months ended September 1, 1996. The decrease in gross profit margin was mainly due to the continued curtailment of our long-term forward buying program in the 1997 periods as compared to the 1996 periods, due to the temporary lack of suitable available product.

     Store operating, general and administrative expenses were $4,243,088 or 38.88% of sales and $8,481,350 or 36.61% of sales for the quarter and six months ended August 31, 1997 as compared to $4,462,869 or 37.24% of sales and $9,118,595 or 35.73% of sales for the quarter and six months ended September 1, 1996. Operating expenses as a percentage of sales increased in the 1997 periods mainly as a result of increased maintenance costs as well as the fact that fixed costs including occupancy costs and depreciation and amortization expenses remained constant notwithstanding the decrease in sales.

                  SLOAN'S SUPERMARKETS, INC. AND SUBSIDIARIES

     Non-store operating expenses were $66,138 and $131,184 for the quarter and six months ended August 31, 1997 as compared with $80,894 and $169,112 for the quarter and six months ended September 1, 1996. The decrease for the 1997 periods was due mainly to a decrease in legal expenses resulting from the Company's reduced need for the services of outside legal counsel in connection with litigation, real estate, and general corporate matters.


                          PART II - OTHER INFORMATION



          ITEM 1.  LEGAL PROCEEDINGS
                   -----------------

          None.

          ITEM 2.  CHANGE IN SECURITIES
                   --------------------

          None.

          ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
                   -------------------------------

          None.

          ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
                   ---------------------------------------------------

          None.

          ITEM 5.  OTHER INFORMATION
                   -----------------

          None.

          ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
                   ---------------------------------

          None.


                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                       Sloan's Supermarkets, Inc.

                       By:  /s/ John S. Catsimatidis
                            ------------------------

                            John A. Catsimatidis
                            Chairman of the Board and
                            Chief Executive Officer


Dated: October 14, 1997



                       By:  /s/ Mark S. Kassner
                            ------------------------

                            Mark S. Kassner
                            Vice President and
                            Chief Financial Officer


Dated: October 14, 1997