Form 10-K
period 1997-11-30
GRISTEDES SLOANS INC /DE
filed 1998-06-11
CIK 28325

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(  )     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

         For fiscal year ended ____________________

(X) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from March 3, 1997 to November 30, 1997.

Commission File No. 1-7013

                            GRISTEDE'S SLOAN'S, INC.
             ------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)


                     Delaware                           13-1829183
            -------------------------------          ----------------
            (State or Other Jurisdiction of          (I.R.S. Employer
             Incorporation or Organization)         Identification No.)


           823 Eleventh Avenue, New York, New York        10019-3535
           ----------------------------------------       ----------
           (Address of Principal Executive Offices)       (Zip Code)


                                 (212) 956-5803
              ----------------------------------------------------
              (Registrant's Telephone Number, Including Area Code)


Securities registered pursuant to Section 12 (b) of the Act:

     Title of each class             Name of each exchange on which registered
Common Stock, $0.02 par value                   American Stock Exchange


Securities registered pursuant to Section 12(g) of the Act:

                                      None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13, or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                               Yes [ ]    No [X]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the
best  of  the  registrant's   knowledge,  in  definitive  proxy  or  information
statements  incorporated  by  reference  in Part  III of this  Form  10-K or any
amendment to this Form 10-K.    [X]

As of May 1, 1998, 19,636,574 shares of the registrant's common stock, $0.02 par value, were outstanding. The aggregate market value of the common stock held by nonaffiliates of the registrant (i.e., excluding shares held by executive officers, directors, and control persons as defined in Rule 405) on that date was $7,561,456 computed at the closing price on that date.

Documents Incorporated by Reference:  None

         This annual report on Form 10-KSB contains both historical and "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as "anticipates", "believes", "expects", "intends", "future", and similar expressions identify forward-looking statements. Any such "forward-looking" statements in this report reflect the Company's current views with respect to future events and financial performance, and are subject to a variety of factors that could cause the actual results or performance to differ materially from historical results or from the anticipated results or performance expressed or implied by such forward-looking statements. Because of such factors, there can be no assurance that the actual results or developments anticipated by the Company will be realized or, even if substantially realized, that they will have the anticipated results. The risks and uncertainties that may affect the Company's business include, but are not limited to: economic conditions, governmental regulations, technological advances, pricing and competition, acceptance by the marketplace of new products, retention of key personnel, the sufficiency of financial resources to sustain and expand the Company's operations, and other factors described in this report and in prior filings with the Securities and Exchange Commission. Readers should not place undue reliance on such forward-looking statements, which speak only as of the date hereof, and should be aware that except as may be otherwise legally required of the Company, the Company undertakes no obligation to publicly revise any such forward-looking statements to reflect events or circumstances that may arise after the date hereof.


ITEM 1.           BUSINESS.

General

         The Company is a Delaware corporation whose principal executive offices are located at 823 Eleventh Avenue, New York, New York 10019-3535. Unless the context otherwise requires, the terms "Company" or "Registrant" as used herein refer to Gristede's Sloan's, Inc. (which is a holding corporation) and its wholly-owned subsidiaries.

         The Company owns and operates 42 supermarkets and one health and beauty aids store (the "Supermarkets"). 37 Supermarkets are located in Manhattan, New York, three Supermarkets are located in Westchester County, New York, two Supermarkets are located in Brooklyn, New York and one Supermarket is located in Long Island, New York. 23 of the Supermarkets are operated under the "Sloan's" name and 20 are operated under the "Gristede's" name. The Company leases all of its Supermarket locations.

         The Company also owns City Produce Operating Corp., a corporation which operates a warehouse and distribution center primarily for fresh produce on leased premises in the Bronx, New York.

         The Company competes on the basis of providing customer convenience, service and a wide assortment of food products, including those that are appealing to the clientele in the neighborhoods where its Supermarkets are located. The Supermarkets, like most Manhattan supermarkets, are smaller than their suburban counterparts, ranging in size from approximately 3,200 to 23,000 square feet of selling space and averaging 8,500 square feet of selling space.

         The  Supermarkets  offer,  at  competitive   prices,   broad  lines  of
merchandise, including nationally and regionally advertised brands, private label and generic brands. Merchandise sold includes food items such as fresh meats, produce, dry groceries, dairy products, baked goods, poultry and fish, fresh fruits and vegetables, frozen foods, delicatessen and gourmet foods, as well as many non-food items such as cigarettes, soaps, paper products, and health and beauty aids. Check-cashing services are available to qualified customers holding check-cashing cards and, for a small fee, the Company will deliver groceries to a customer's apartment door. The Supermarkets accept payment by Mastercard, Visa, American Express and Discover credit cards. Most of the Supermarkets are open sixteen hours per day, seven days a week and on holidays, including Christmas, New Year's and Thanksgiving. Most of the Supermarkets close two hours earlier on Sundays.

         The Company's predecessor was incorporated in 1956 in New York. In 1985, the Company's domicile was changed to Delaware by merging the predecessor corporation into a newly formed Delaware corporation, incorporated for such purpose. The Company became a public company in 1968 and listed its Common Stock on the American Stock Exchange in 1972. Until 1992, the Company engaged in the jewelry business, operating under the name Designcraft Industries, Inc. for most of such time. The Company changed its name to Sloan's Supermarkets, Inc. in September 1993 and to Gristede's Sloan's, Inc. in 1997 to reflect its current business.


Recent Developments

         On November 10, 1997 a Merger Agreement, dated as of July 14, 1997 (the "Merger Agreement") among Red Apple Group, Inc. ("Group"), Red Apple Supermarkets, Inc. ("RAS"), Gristede's Supermarkets, Inc. ("Gristede's"), City Produce Distributors, Inc., Supermarket Acquisition Corp. ("SAC"), John A. Catsimatidis, the Company, RAS Operating Corp. ("RASOC"), Gristede's Operating Corp. ("GOC"), SAC Operating Corp. ("SACOC") and City Produce Operating Corp. ("City Produce") was consummated pursuant to which four corporations directly or indirectly owned by Mr. Catsimatidis, the Chairman of the Board and Chief Executive Officer of the Company, merged into four newly formed wholly owned subsidiaries of the Company. As a result of the mergers (collectively, the "Merger"), the Company acquired the assets and business of 29 operating supermarkets (including accounts receivable, fixtures, leasehold improvements and inventories of supplies and merchandise located at the supermarkets, certain leasehold rights in real property and equipment and certain other contract rights in connection with the operation of such supermarkets), ownership of the tradenames "Gristede's" and "Sloan's" and the warehouse and distribution business now operated by City Produce (collectively, the "Food Group").

         Pursuant to the Merger Agreement, John Catsimatidis and Group (a corporation wholly owned by John Catsimatidis), as the sole stockholders of the four corporations acquired in the Merger, became entitled to receive an aggregate of $40,000,000 in market value of the Company's Common Stock. The aggregate market value of the shares of the Company's Common Stock issued in the Merger was reduced by an amount equal to the amount of certain liabilities of RAS, Gristede's and SAC to John Catsimatidis and entities controlled by him which were assumed by the surviving corporations in the Merger ("Intercompany Liabilities"). The aggregate amount of such Intercompany Liabilities was $4,000,000. Based on a market value of $2.18125 per share (the average closing sales price for the Common Stock as reported on the American Stock Exchange for the sixty consecutive trading days ended on October 29, 1997, the day prior to the date of a Special and Annual Meeting of Stockholders of the Company (the "Stockholders Meeting") at which the Merger was approved) the aggregate number of shares issued to Mr. Catsimatidis and Group was 4,173,754 and 12,330,544, respectively. As of June 1, 1998 Mr. Catsimatidis beneficially owned 18,250,650 shares of Common Stock (approximately 90.5% of the outstanding shares).

         Simultaneously with the consummation of the Merger, the Company entered into agreements with European American Bank and certain other participating lenders with respect to a $25,000,000 secured bank facility comprised of: (i) a $12,000,000 five year term loan to refinance the Company's outstanding bank debt and to provide working capital, (ii) an $8,000,000 five year term loan to finance the remodelling of the Company's supermarkets and the installation of a point-of-sale and management information system, and (iii) a $5,000,000 two year revolving line of credit for additional working capital.

         At the Stockholders Meeting held on October 30, 1997, the Company's stockholders approved, among other things, amendments to the Certificate of Incorporation of the Company to (a) increase the number of authorized shares of Common Stock from 10,000,000 to 25,000,000 and (b) change the name of the Company to Gristede's Sloan's, Inc. (see Item 4. "Submission of Matters to a
Vote of Securityholders"). On November 4, 1997 the Company filed with the Delaware Secretary of State a Certificate of Amendment of its Certificate of Incorporation to effectuate such amendments.

         In February 1998, the Company acquired from an affiliate of John Catsimatidis the assets of a Supermarket located at 1644 York Avenue, New York, New York. For information concerning the terms of such acquisition see Item 13. "Certain Relationships and Related Transactions."


Growth Strategy

         The Company believes that the Merger will allow it to realize synergies and increasing operating leverage while providing management with the necessary resources and focus to streamline operations, automate facilities and capitalize on strategic opportunities. The Company also believes that the Merger has enabled it to achieve the critical mass necessary to execute its future growth strategy.

         The Company has embarked on a capital expenditure program for its Supermarkets that includes extensive remodelings and the introduction of a centralized point-of-sale information system. The Company has obtained an $8,000,000 five year term loan from certain banks to provide financing for such capital improvements (see "Recent Developments").

         As of June 1, 1998, 11 stores have been remodeled and modernized. The Company anticipates that seven more stores will be remodeled before November 29, 1998. The program will continue into 1999. The modernized smaller Supermarkets are re-named "Gristede's 2001", and the larger Supermarkets are re-named "Gristede's Mega Stores".

         The largest of the remodeled stores is located in Roosevelt Island, in New York City and has been expanded in size to 23,000 square feet of selling space from the previous 8,000 square feet.

         Average sales increases at the remodeled stores have exceeded 50%. Modernization has resulted in a more enjoyable shopping atmosphere with more rapid check-out lines due to scanners and improved lighting facilities.

         The Company may also expand its operations through opening new supermarkets, acquisitions of supermarkets and/or acquisitions of businesses which the Company believes would complement its core supermarket business.

Marketing

         The Company advertises in local newspapers on a weekly basis. The Company's advertising emphasizes competitive prices and variety of merchandise. Some of the Company's vendors offer cooperative advertising allowances, which the Company receives for advertising particular products in its newspaper advertisements.


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


Sources of Supply

         During the period from March 3, 1997 to November 30, 1997 covered by this report (the "Transition Period"), the Company obtained 45% of the merchandise sold in its stores from one principal merchandise supplier, White Rose Foods, and the balance from other vendors, none of which accounted for more than 10% of merchandise purchased by the Company. The Company believes that its supplier relationships are currently satisfactory. The Company is not dependent on these supplier relationships since merchandise is readily available from numerous sources under different brand names, subject to conditions affecting food supplies generally.


Tradenames

         The Company owns the "Gristede's" and "Sloan's" tradenames. Such names have an established reputation in the areas served by the Supermarkets for convenience, competitive prices, service and a wide variety of quality produce and merchandise.

         Gristede's is a federally registered trademark. While the Company is not aware that its use of the tradename infringes upon the rights of any persons, it has not obtained any federal or state trademark registration for the tradename "Sloan's." The assertion by a third party of superior rights in the tradename "Sloan's" or the loss of the Company's right to use either tradename could have a material adverse effect on the Company.


Labor Contracts

         All of the employees of the Company other than 96 administrative employees and executives and 58 store managers and co-managers are represented by unions. The table below sets forth the name of each union with which the Company has a collective bargaining agreement and the expiration date of such agreement.

Name of Union                                                Expiration Date
----------------------------------------                     -----------------
Retail, Wholesale & Chain Store                              October 3, 1998
  Food Employees Union, Local 338
Amalgamated Meat Cutters and Retail Food                     October 23, 1999
  Store Employees Union, Local 342-50
United Food and Commercial Workers Union                     December 19, 1998
  ("UFCW"), Local 174
UFCW, Local 1500                                             June 21, 1998
UFCW, Local 464A                                             May 1, 2003
International Brotherhood of Teamsters                       June 30, 1999
  ("Teamsters"), Local 803
Teamsters, Local 202                                         December 31, 2003


Governmental Approvals

         All of the stores have obtained all necessary governmental approvals, licenses and permits to operate the Supermarkets.


Employees

         At June 1, 1998, the Company had approximately 1,123 employees, 1,022 of which are employed at the Supermarkets or the City Produce warehouse, and 101 of which are employed at the Company's executive offices. Approximately 390 of the employees were employed on a full-time basis.


Year 2000 Issue

         The Company has initiated an automation program to install state of the art computerized point-of-sale terminals ("POS") which are year 2000 compliant, in all its Supermarkets. Approximately one-third of the Supermarkets already have POS systems installed. The Company anticipates that all Supermarkets will have POS systems installed by the year 2000.

         Corporate level systems are being developed and implemented using client server technology to make efficient and timely use of the data supplied by store automation systems for management, marketing and general corporate purposes. Management believes that all such systems will be in place so as to ensure corporate wide year 2000 functionality from its systems. The Company estimates that the cost to implement corporate level systems that are year 2000 compliant will not exceed $100,000.


ITEM 2.  PROPERTIES.

         The Company leases all 43 Supermarket locations and the warehouse and distribution center operated by City Produce. 11 of such leases expire prior to 2001, 23 of such leases expire on dates from 2001 through 2010 and 9 of such leases expire on dates from 2011 through 2018. The Supermarkets range in size from approximately 3,200 to 23,000 square feet of selling space, averaging 8,500 square feet of selling space. All of the stores are air-conditioned, have all necessary fixtures and equipment and are suitable for the retail operations conducted thereat.


ITEM 3.  LEGAL PROCEEDINGS.

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

On September 30, 1994, the defendants filed a motion to dismiss for failure to state a cause of action and for lack of subject matter jurisdiction over the state claims. The motion was denied. In June 1995, RMED filed a motion for class certification, and discovery was held in abeyance pending disposition of that motion. The motion was granted in March 1996 and discovery is now proceeding and is scheduled to be completed in June 1998. Management believes that the lawsuit is without merit and intends to defend the action vigorously; however, the outcome cannot be determined.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS.

         A Special and Annual meeting of stockholders of the Company was held on October 30, 1997. At the meeting, John Catsimatidis was elected as the Class 3 director to serve for a one year term expiring at the annual meeting to be held in 1998, and Leroy Hemingway II was reelected and Kishore Lall was elected as Class 1 Directors for a two year term expiring at the annual meeting to be held in 1999. The number of votes cast in favor of the election of Mr. Catsimatidis was 2,587,693 and the number of votes cast against was 166,825. The number of votes cast in favor of the election of Mr. Hemingway was 2,584,527 and the number of votes cast against was 169,991. The number of votes cast in favor of the election of Mr. Lall was 2,584,527 and the number of votes cast against was 169,991. The terms of Martin Bring and Frederick Selby as Directors of the Company continued after the meeting.

         In addition to the election of the directors, the stockholders approved the Merger Agreement (see Item 1 "Business - Recent Developments"). The number of votes cast in favor of the Merger Agreement was 1,765,609, the number of votes cast against the Merger Agreement was 60,051 and the number of abstentions was 1,486. The stockholders also approved a proposal to amend the Certificate of Incorporation of the Company to increase from 10,000,000 to 25,000,000 the authorized number of shares of Common Stock. The number of votes cast in favor of the amendment was 1,627,166, the number of votes cast against was 196,766 and the number of abstentions was 3,214. The stockholders also approved a proposal to amend the Certificate of Incorporation to change the name of the Company to Gristede's, Sloan's, Inc. The number of votes cast in favor of the amendment was 2,672,005, the number of votes cast against was 80,446 and the number of abstentions was 2,067. The stockholders also ratified the grant to John Catsimatidis of non-qualified options to purchase an aggregate of 250,000 shares of Common Stock at $2.875 per share through the earlier of August 11, 2006 or 90 days after the termination of Mr. Catsimatidis' employment by the Company. The number of votes cast in favor of the proposal was 1,633,157, the number of votes cast against was 187,575 and the number of abstentions was 6,414.


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
              STOCKHOLDER MATTERS.

         The Company's Common Stock is listed and traded on the American Stock Exchange. Since November 12, 1997 the Common Stock has been quoted under stock symbol "GRI." Prior thereto it was quoted under the symbol "SLO." For the Transition Period from March 3, 1997 to November 30, 1997 and the fiscal year ended March 2, 1997, the quarterly high and low price range for such common stock is shown in the following tabulation:

                             Transition Period from
                                 March 3, 1997 to            Fiscal Year Ended
                                 November 30, 1997             March 2, 1997
--------------------------------------------------------------------------------
Quarter                        High            Low           High          Low
---------                      -----           -----         -----         -----
First                          3-1/8           2-1/4         3-3/4         2-7/8
Second                         2-5/8           1-7/8         3-1/2         2-1/2
Third                          2-11/16             2         3-3/8         2-1/4
Fourth                  Not applicable    Not applicable     3-1/16        1-7/8
--------------------------------------------------------------------------------


         The approximate number of holders of record of the Company's Common Stock on June 1, 1998 was 230. The Company believes that there are a significant number of shares of the Company's Common Stock held in street name and, consequently, the Company is unable to determine the actual number of beneficial owners.

         The Company has never paid a cash dividend on its Common Stock and does not expect to pay a cash dividend in the near future.


ITEM 6.       SELECTED FINANCIAL DATA


                                  39 Weeks Ended                                    Years Ended
                                 ----------------         -------------------------------------------------------------
                                    November 30,               March 2,                March 3,            February 26,
                                       1997(1)                   1997                     1996                 1995

Sales ........................    $  77,908,693           $ 104,168,864           $ 116,866,063           $ 116,862,727
Cost of sales ................       48,591,721              63,932,541              72,351,240              72,893,642
Gross profit .................       29,316,972              40,236,323              44,514,823              43,969,085
Direct operating
   expenses ..................       27,462,628              33,821,475              37,566,143              36,738,453
Corporate overhead ...........        3,983,280               6,207,930               6,405,593               8,269,408
Depreciation and
   amortization ..............        1,585,486               2,092,403               2,257,714               2,747,641
Bad debt expense .............             --                   113,242                 222,878                 277,952
Excess of expenses
   over sales ................       (3,714,422)             (1,998,727)             (1,937,505)             (4,064,369)



At End of Period
Total assets .................       52,705,555              23,119,000              20,152,454              18,281,000
Long-term debt ...............       12,662,910                    --                      --                      --
Total liabilities ............       38,035,533              20,014,000              17,620,539              16,822,000



--------
(1) Includes the operations of the Food Group only for the 36 week period from March 3, 1997 to November 9, 1997 and the operations of the combined Company from November 10, 1997 to Novemer 30, 1997.


ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
              AND RESULTS OF OPERATIONS.


Company Background

         The fiscal year ended March 3, 1996 consisted of 53 weeks. The fiscal year ended March 2, 1997 consisted of 52 weeks. The transition period from March 3, 1997 to November 30, 1997 (the "Transition Period") consisted of 39 weeks.


Results of Operations (Transition Period Compared to 1997)

         During the 36 week period from March 3, 1997 until November 9, 1997 the Company consisted of 15 stores and filed Quarterly Reports on Form 10-Q for the quarters ended June 1, 1997 and August 31, 1997.

         On November 10, 1997, as a result of the Merger, the Company acquired certain assets net of liabilities of 29 selected supermarkets and a wholesale distribution business (the "Food Group") controlled by John Catsimatidis, the principal stockholder of the Company. The transaction was accounted for as the acquisition of the Company by the Food Group pursuant to Emerging Issues Task Force 90-13 as a result of the Food Group obtaining control of the Company after the transaction.

         As a result of the reverse acquisition the following summary of the Results of Operations for the 39 week period encompasses the operations of the Food Group for 36 weeks, and the operations of the new combined companies for only 3 weeks after the Merger. Therefore, the 15 stores owned by the Company prior to the Merger have contributed to sales, gross margin and overhead for only 3 weeks.

         Sales for the 39 weeks ended November 30, 1997, on an annualized basis, were $103,878,260 as compared to $104,168,864 for the 52 weeks ended March 2, 1997. The net sales decrease was the result of several factors. Sales for the 39 week period did not include the busy Christmas and New Year's holiday sales periods. The favorable summer weather in the New York City area during 1997 resulting in prolonged vacations, as well as continuing deflationary pressures in food prices also contributed to the decrease in sales. The decreases were partially offset by increases in sales attributable to the fact that 15 stores not included as part of the prior year's numbers were included for 3 weeks in the November 30, 1997 period. The sales of the 15 stores amounted to $3,870,221 of the annualized 39 week's sales. In addition, the remodeling of 4 stores during the 39 week period resulted in substantial sales increases. Sales for the same 29 stores were $71,379,894 for the 39 weeks ended November 30, 1997 as compared with $74,119,743 for the 39 weeks ended December 1, 1996, a decrease of 3.70%. The sales decline in the 1997 period was due to the same favorable weather conditions during such period and continuing deflationary pressures in food prices previously noted.

         Gross profit as a percentage of sales was 37.63% for the 39 week period ended November 30, 1997 as compared to 38.63% for the 52 week period ended March 2, 1997. The decreases in gross profit margin was mainly due to the curtailment of our long-term forward buying program in the November period as compared to the March period. In addition, construction activity taking place during the store remodelings and grand opening promotions for the remodeled stores affected overall gross profit margins during the November period.

         Store operating, general and administrative expenses as a percentage of sales were 35.25% for the 39 week period ended November 30, 1997 as compared to 32.47% of sales for the 52 week period ended March 2, 1997. Operating expenses as a percentage of sales increased in the November period due to increases in occupancy cost, labor costs associated with the store remodels and advertising costs.

         Nonstore operating expenses as a percentage of sales were 5.11% for the 39 week period ended November 30, 1997 as compared to 6.07% of sales for the 52 week period ended March 2, 1997. The decrease in nonstore operating expenses were mainly the result of reduced administrative personnel and the reduced need for the services of outside legal counsel in connection with litigation, real estate, and general corporate matters.


Results of Operations (1997 Compared to 1996)

         Sales for the fiscal year ended March 2, 1997 were $104,168,864 as compared to $116,866,023 for the fiscal year ended March 3, 1996. The decrease in sales was attributable to the following: (i) 1996 was comprised of 53 weeks as compared with 52 weeks in 1997, (ii) one store that was open for all of 1996 was only open for a portion of 1997 due to a fire, as a result of which sales of such store were approximately $3,270,000 less in 1997 as compared to 1996, (iii) beverage sales, which ordinarily represent approximately 17.0% of summer sales, were negatively impacted by the abnormally cool weather in the New York area in 1997 and (iv) the selling price of cereals, which typically represent approximately 7.50% of grocery sales, decreased in 1997. Sales from the City Produce distribution center to outside customers were approximately $1,525,000 less in 1997 as compared with 1996 mainly as a result of the increased utilization of the facility as a distribution center for the Food Group's stores under the better-buying program.

         Gross profit as a percentage of sales was 38.6% for 1997 as compared to 38.1% for 1996. The improvement in 1997 primarily reflects the implementation of the better-buying program utilizing the City Produce distribution center to make bulk purchases, on a direct basis at better prices, as well as the expansion of the sales of value-added, higher margin products. Additionally, prices were selectively increased.

         Direct operating expenses as a percent of sales were 32.5% for 1997 as compared with 32.1% for 1996. The primary reasons for the increase in operating expenses as a percent of sales in 1997 as compared with 1996 were increases in utility costs, advertising costs and occupancy costs resulting from new leases replacing expired ones. In addition, fixed monthly expenses such as occupancy costs benefitted from 53 weeks of sales in 1996 as compared to 52 weeks of sales in 1997.

         Corporate overhead decreased to $6,207,930 in 1997 as compared to $6,405,593 in 1996. Bad debt expense was $113,242 or 0.1% of sales in 1997 as compared with $222,878 or 0.2% of sales in 1996. The decrease in bad debt expense was primarily due to a reduction in reserves required for the expanded use of credit cards in the Food Group's stores.

         As a result of the above, the excess of expenses over sales was $1,998,727 for 1997 as compared to $1,937,505 for 1996, after charges for depreciation and amortization expenses of $2,092,403 and $2,257,714, respectively.


Liquidity and Capital Resources

         On November 10, 1997, the Company completed its financial arrangements with a group of banks for a credit facility in the aggregate amount of $25,000,000. Under the credit agreement the Company obtained a term loan in the amount of $12,000,000 to refinance prior bank debt, an improvement term loan line of credit in the amount of $8,000,000 to finance capital improvements to its Supermarkets and a revolving line of credit in the amount of $5,000,000 to provide working capital.


         As of November 30, 1997, the Company had taken down the entire $12,000,000 term loan and $1,000,000 was outstanding under the revolving line of credit. As of May 11, 1998 the entire $5,000,000 of the revolving line of credit was outstanding, but the Company still had available $5,350,000 under the improvement term loan line of credit to finance the Company's continuing major store remodeling program. Management of the Company anticipates that the Company will generate sufficient cash flow to finance its future working capital needs for the foreseeable future.



ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
         RISK.

         Not applicable.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                                                                        Page No.
                                                                        --------
Report of independent certified public accountants                           F-1

Consolidated balance sheet of Gristede's Sloan's, Inc.
   and its subsidiaries as of November 30, 1997                              F-3

Statement of Assets to be Purchased and Liabilities to
   be assumed as of March 2, 1997                                            F-5

Consolidated Statement of Operations of Gristede's Sloans, Inc.
   and its subsidiaries for the three weeks ended November 30, 1997          F-6

Consolidated Statements of Sales and Expenses of Gristede's Sloan's, Inc.
   and its subsidiaries for the 36 weeks ended November 9, 1997,
   the 53 weeks ended March 2, 1997 and the 53 weeks ended March 3, 1996     F-7

Consolidated Statement of Stockholders' Equity of Gristede's Sloan's,
   Inc. and its subsidiaries for the three weeks ended November 30, 1997     F-8

Consolidated Statement of Cash Flows of Gristede's Sloan's, Inc.
   and its subsidiaries for the three weeks ended November 30, 1997          F-9

Notes to Financial Statements                                               F-10

Report of Independent Certified Public Accountants


Board of Directors of
  Gristede's Sloan's, Inc.
New York, New York

We have audited the accompanying consolidated balance sheet of Gristede's Sloan's, Inc. and subsidiaries as of November 30, 1997, and the related consolidated statements of operations, stockholders' equity, and cash flows for the three weeks then ended (see Note 1). We have also audited the accompanying statement of assets to be purchased and liabilities to be assumed by Gristede's Sloan's, Inc. as of March 2, 1997 and the related statements of sales and expenses for the 36 weeks ended November 9, 1997 and each of the two years in the period ended March 2, 1997. These financial statements are the responsibility of Gristede's Sloan's, Inc.'s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

The accompanying statement of assets to be purchased and liabilities to be assumed and statements of sales and expenses were prepared for the purpose of complying with the rules and regulations of the Securities and Exchange Commission, and are not intended to be a complete presentation of Gristede's Sloan's, Inc.'s financial position or results of operations as of or for the periods noted above.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, (i) the financial position of Gristede's Sloan's, Inc. and subsidiaries as of November 30, 1997, and the results of their operations and their cash flows for the three weeks then ended, and (ii) the assets to be purchased and liabilities to be assumed by Gristede's Sloan's, Inc. at March 2, 1997 and its sales and expenses for the 36 weeks ended November 9, 1997 and each of the two years in the period ended March 2, 1997, in conformity with generally accepted accounting principles.


/s/ BDO Seidman, LLP
--------------------
BDO Seidman, LLP


New York, New York

May 15, 1998, except for
  Note 9a and Note 13b, as to
  which the date is June 9, 1998

                            Gristede's Sloan's, Inc.
                                and Subsidiaries

                                  Balance Sheet


November 30, 1997

Assets
Current:
   Cash .......................................................      $    88,970
   Accounts receivable - net of allowance for
     doubtful accounts of $300,000 ............................        5,110,026
   Inventories ................................................       16,221,465
   Prepaid expenses and other current assets ..................          914,544
   Notes receivable - current portion .........................          584,912
                                                                     -----------
        Total current assets ..................................       22,919,917
                                                                     -----------
Property and equipment:
   Furniture, fixtures and equipment ..........................       13,393,803
   Capitalized equipment leases ...............................        5,574,369
   Leasehold interests and improvements .......................       30,296,510
                                                                     -----------
                                                                      49,264,682
   Less:  Accumulated depreciation and amortization ...........       23,567,986
                                                                     -----------
              Net property and equipment ......................       25,696,696
                                                                     -----------
      Due from affiliate ......................................          351,778
                                                                     -----------
      Deposits and other assets ...............................          717,429
                                                                     -----------
      Deferred costs ..........................................        1,515,004
                                                                     -----------
      Notes receivable - noncurrent portion ...................        1,504,731
                                                                     -----------
                                                                     $52,705,555
                                                                     -----------

See accompanying notes to financial statements.

                            Gristede's Sloan's, Inc.
                                and Subsidiaries

                                  Balance Sheet


November 30, 1997

Liabilities and Stockholders' Equity
Current:
   Accounts payable, trade .......................................   $15,671,962
   Accrued payroll, vacation and withholdings ....................     1,276,535
   Accrued expenses and other current liabilities ................       947,395
   Capitalized lease obligation - current portion ................       389,809
   Current portion of long-term debt .............................     1,714,284
                                                                     -----------
        Total current liabilities ................................    19,999,985
Long-term debt - noncurrent portion ..............................    11,285,716
Due to affiliate .................................................     4,000,000
Deferred advertising .............................................       378,654
Capitalized lease obligation - noncurrent portion ................     1,377,194
Deferred rent ....................................................       993,984
                                                                     -----------
        Total liabilities ........................................    38,035,533
                                                                     -----------
Commitments and contingencies
Stockholders' equity:
   Common stock, $0.02 par value - shares authorized 25,000,000;         392,732
      outstanding 19,636,574
        Additional paid-in capital ...............................    14,136,674
        Retained earnings ........................................       140,616
                                                                     -----------
              Total stockholders' equity .........................    14,670,022
                                                                     -----------
                                                                     $52,705,555


See accompanying notes to financial statements.

                            Gristede's Sloan's, Inc.
                                and Subsidiaries

                       Statement of Assets to be Purchased
                          and Liabilities to be Assumed


March 2, 1997

Assets:
Accounts receivable .........................................        $ 2,999,000
Inventories .................................................          9,457,000
Notes receivable ............................................          1,634,000
Prepaid expenses and other current assets ...................            213,000
Security deposits ...........................................            300,000
Fixed assets, net ...........................................          7,187,000
Capital leases, net .........................................          1,329,000
                                                                     -----------
      Assets purchased ......................................         23,119,000
                                                                     -----------
Liabilities:
Accounts payable ............................................         11,192,000
Due to affiliate ............................................          4,000,000
Accrued vacation and sick pay ...............................            993,000
Due to Sloan's Supermarkets, Inc. ...........................          1,154,000
Capitalized leased obligations to affiliate .................          2,675,000
                                                                     -----------
      Total liabilities .....................................         20,014,000
                                                                     -----------
Net assets purchased ........................................        $ 3,105,000
                                                                     -----------


See accompanying notes to financial statements.

                            Gristede's Sloan's, Inc.
                                and Subsidiaries

                             Statement of Operations




Three weeks ended November 30, 1997

Sales .........................................................      $ 9,225,123
Cost of sales .................................................        5,731,065
                                                                     -----------
        Gross profit ..........................................        3,494,058
Store operating, general and administrative expenses ..........        2,754,563
   Depreciation and amortization ..............................          219,813
                                                                     -----------
                                                                         519,682
   Nonstore operating expense .................................          266,480
                                                                     -----------
           Operating profit ...................................          253,202
                                                                     -----------
   Other income (expense):
      Interest expense ........................................           82,586
                                                                     -----------
           Total other expenses ...............................           82,586
                                                                     -----------
           Income before provision for income taxes ...........          170,616
   Provision for income taxes .................................           30,000
                                                                     -----------
   Net income .................................................      $   140,616
                                                                     -----------
   Income per share of common stock ...........................      $       .01
                                                                     -----------
   Weighted average common shares outstanding .................       19,636,574
                                                                     -----------


See accompanying notes to financial statements.



                            Gristede's Sloan's, Inc.
                                and Subsidiaries

                        Statements of Sales and Expenses




                                            36 weeks ended            52 weeks ended            53 weeks ended
                                               November 9,                 March 2,                  March 3,
                                                   1997                      1997                      1996
                                              ------------              ------------              ------------
Sales .................................      $  68,683,570             $ 104,168,864             $ 116,866,063
Cost of sales .........................         42,860,656                63,932,541                72,351,240
                                              ------------              ------------              ------------
      Gross profit ....................         25,822,914                40,236,323                44,514,823
Direct operating expenses .............         24,708,065                33,821,475                37,566,143
                                              ------------              ------------              ------------
                                                 1,114,849                 6,414,848                 6,948,680
Corporate overhead ....................          3,716,800                 6,207,930                 6,405,593
                                              ------------              ------------              ------------
                                                (2,601,951)                  206,918                   543,087
Depreciation and amortization .........          1,365,673                 2,092,403                 2,257,714
Bad debt expense ......................               --                     113,242                   222,878
                                              ------------              ------------              ------------
Excess of expenses over sales .........      $  (3,967,624)            $  (1,998,727)            $  (1,937,505)
                                              ------------              ------------              ------------


See accompanying notes to financial statements.



                            Gristede's Sloan's, Inc.
                                and Subsidiaries

                        Statement of Stockholders' Equity




Three weeks ended November 30, 1997

                                                    Common stock
                                            -----------------------------             Additional                            Total
                                             Number of            Amount               paid-in            Retained     stockholders'
                                              shares                                   capital            earnings         equity
                                             ----------       -----------            -----------       -----------       -----------
Balance, November 10, 1997 ...............         --         $      --              $      --         $      --         $      --
To reflect acquisition of ................   19,636,574           392,732             14,136,674              --          14,529,406
   Sloan's Supermarkets, Inc. -
   Recapitalization (Note 1)
Net income ...............................         --                --                      --            140,616           140,616
                                             ----------       -----------            -----------       -----------       -----------
   Balance, November 30, 1997 ............   19,636,574       $   392,732            $14,136,674       $   140,616       $14,670,022
                                             ==========       ===========            ===========       ===========       ===========

See accompanying notes to financial statements.



                            Gristede's Sloan's, Inc.
                                and Subsidiaries

                             Statement of Cash Flows


Three weeks ended November 30, 1997

Cash flows from operating activities:
   Net income ..........................................................................     $    140,616
   Adjustments to reconcile net income to net cash used in operating activities:
      Depreciation and amortization ....................................................          219,813
      Changes in operating assets and liabilities, net of effect from acquisition of supermarkets:
                    Accounts receivable ................................................         (421,106)
                    Inventories ........................................................         (209,130)
                    Prepaid expenses and other current assets ..........................          442,666
                    Notes receivable ...................................................           23,433
                    Receivable from officer ............................................           (1,113)
                    Other assets .......................................................         (399,092)
                    Accounts payable, trade ............................................       (6,529,099)
                    Accrued payroll, vacation and withholdings .........................          397,894
                    Accrued expenses and other current liabilities .....................          270,334
                    Deferred rent ......................................................           34,503
                    Other credits ......................................................          378,654
                                                                                             ------------
                           Net cash used in operating activities .......................       (5,651,627)
                                                                                             ------------
Cash flows from investing activities:
           Capital expenditures - net ..................................................         (362,987)
                                                                                             ------------
                           Net cash used in investing activities .......................         (362,987)
                                                                                             ------------
Cash flows from financing activities:
           Repayments of bank loan .....................................................       (7,100,000)
           Capitalized lease obligations ...............................................           (7,665)
           Proceeds from bank loan .....................................................       13,000,000
                                                                                             ------------
                           Net cash provided by financing activities ...................        5,892,335
                                                                                             ------------
Net decrease in cash ...................................................................         (122,279)
Cash, beginning of period -- acquired from supermarkets ................................          211,249
                                                                                             ------------
Cash, end of period ....................................................................     $     88,970
                                                                                             ============
Supplemental disclosures of cash flow information:
           Cash paid for interest ......................................................     $     21,792
           Cash paid for taxes .........................................................            1,500
                                                                                             ------------


See accompanying notes to financial statements.


                            Gristede's Sloan's, Inc.
                                and Subsidiaries

                          Notes to Financial Statements


1.  Business and Basis
    of Presentation

                              On November 4, 1997, Sloan's Supermarkets, Inc. ("Sloan's") changed its name to Gristede's Sloan's, Inc. ("GRI" or the "Company"). On November 10, 1997, GRI acquired certain assets, net of liabilities of 29 selected supermarkets and a wholesale distribution business ("The Food Group") controlled by Mr. John Catsimatidis, a 37% shareholder of GRI. The transaction was accounted for as the acquisition of Sloan's by The Food Group pursuant to Emerging Issues Task Force 90-13 as a result of The Food Group obtaining control of Sloan's after the transaction. The assets and liabilities of The Food Group (the "Acquiror") are recorded at their historical cost. Sloan's assets and liabilities are being recorded at their fair value to the extent acquired. Consideration for the transaction was based on an aggregate of $36,000,000 in market value of the Company's common stock and the assumption of $4,000,000 of liabilities. 16,504,298 shares of common stock were issued on the date of the acquisition based on a market price of $2.18 per share.

                              The accompanying statement of operations as of and for the three weeks ended November 30, 1997 represents the consolidated operations of The Food Group and GRI. Retained earnings at November 30, 1997 represent the cumulative net operating results for both The Food Group and GRI from November 10, 1997 (the date the acquisition was consummated) to November 30, 1997.

                            Gristede's Sloan's, Inc.
                                and Subsidiaries

                          Notes to Financial Statements


                              The Food Group's financial statements, rather than complete financial statements, are presented as of and for periods prior to November 9, 1997 because the business acquired consists of only certain net assets of the stores and there are certain assets of The Food Group that were not acquired.
                              Accordingly, the statements present only the assets acquired and the liabilities assumed and the sales and expenses directly attributable to The Food Group. The financial statements consist of a historical consistent comparison of the operating results only of those stores transferred to the public company. The entities owning The Food Group (the "Group"), in addition to owning the above stores, also have other operations included within its consolidated group. Corporate overhead costs for the entire Group are allocated to the Group's respective operations, including The Food Group. Corporate overhead included in the accompanying statements of sales and expenses include identified overhead costs for payroll and other directly attributable overhead costs pertaining to the retail stores owned by the Group which also includes costs incurred for selected stores not being sold. No tax benefit has been recognized due to the fact that the losses remain with the corporate parent of The Food Group.


2.  Summary of                Fiscal Year
    Significant
    Accounting Policies       On  January  13,  1998,  the  Company's  Board  of
                              Directors elected to change the Company's fiscal year-end from the Sunday closest to the last day of February to the Sunday closest to the last day of November.

                            Gristede's Sloan's, Inc.
                                and Subsidiaries

                          Notes to Financial Statements


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

                              The Company recorded approximately $4.4 million to leasehold rights on the consummation of the acquisition discussed in Note 1 due to favorable leasing terms. The leasehold rights are amortized over ten years by the straight-line method.

                              LEASES

                              The Company charges the cost of noncancelable operating lease payments and beneficial leaseholds to operations on a straight-line basis over the lives of the leases.

                              DEFERRED  ADVERTISING

                              Advertising rebates and space allocation allowances are deferred and recognized in income over the period of the agreement, generally one to three years.

                              ADVERTISING EXPENSE

                              The Company expenses advertisement costs when the advertisement is first shown.

                              DEFERRED COSTS

                              Deferred costs consist of noncompete agreement, acquisition and financing costs. They are amortized on a straight-line basis over five to ten years.

                            Gristede's Sloan's, Inc.
                                and Subsidiaries

                          Notes to Financial Statements


                              INCOME TAXES

                              Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. No deferred tax assets or liabilities from The Food Group have been recognized since only the operating assets and liabilities of the stores have been sold. The losses incurred by these stores being sold remain with the Red Apple Group, Inc.

                              The Company will not recognize gain or loss as a result of the completion of the transactions set forth in the merger agreement between The Food Group and the Company. The Company believes that it will undergo an "Ownership Change" within the meaning of Section 382 of the Internal Revenue Code of 1986, as amended, as a consequence of the transaction. As a result, the Company's ability to offset its net operating loss carryforwards (including a portion of any net operating loss incurred in the Company's current taxable year) against income earned after the transaction will be limited. (As of November 30, 1997, the Company had net operating loss carryforwards of approximately $3,000,000). Thus, the transaction could result in taxation of some Company income that, absent the transaction, might have been offset by net operating loss carryforwards.

                              USE OF ESTIMATES

                              The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts of assets, liabilities, income and expense and disclosures of contingencies. Future events could alter such estimates in the near term.

                            Gristede's Sloan's, Inc.
                                and Subsidiaries

                          Notes to Financial Statements


                              STOCK-BASED COMPENSATION PLANS

                              Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation" allows either adoption of a fair value method of accounting for stock-based compensation plans or continuation of accounting under Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations with supplemental disclosures.

                              The Company has chosen to account for all stock-based compensation arrangements under APB Opinion No. 25 with related disclosures under SFAS No. 123. Pro forma net earnings (loss) per common share amounts as if the fair value method had been adopted are presented in Note 11.

                              FAIR VALUE OF FINANCIAL INSTRUMENTS

                              SFAS No. 107, "Disclosure About Fair Value of Financial Instruments" requires companies to disclose the fair value of financial instruments. The carrying values of cash and cash equivalents, accounts receivable and accounts payable reported in the accompanying consolidated balance sheets approximate fair value due to the short-term maturities of these assets.


                              The fair value of long-term debt, consisting of the term loan and revolving loan payable as of November 30, 1997, approximates the recorded book values because of the fluctuating interest rates. It was not practical to determine the fair value of the amount due to affiliate, because of the uncertain repayment terms.

                              LONG-LIVED ASSETS

                              During 1995, SFAS No. 121, "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to Be Disposed Of", was issued. SFAS 121 requires the Company to review long-lived assets and certain identifiable assets related to those assets for impairment whenever circumstances and situations change such that there is an indication that the carrying amounts may not be recoverable. If the undiscounted future cash flows of the enterprise are less than their carrying amounts, their carrying amounts are reduced to fair value and an impairment loss is recognized. No impairment losses have been necessary through November 30, 1997.

                            Gristede's Sloan's, Inc.
                                and Subsidiaries

                          Notes to Financial Statements


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

                              Recent Accounting Pronouncements

                              SFAS No. 128, "Earnings Per Share," requires a presentation of basic EPS and diluted EPS for fiscal years beginning after December 15, 1997. Basic EPS excludes dilution and is computed by dividing earnings available to common stockholders by the weighted-average number of common shares outstanding for the period. Similar to fully diluted EPS, diluted EPS assumes conversion of convertible debt and the issuance of common stock for all other potentially dilutive equivalent shares outstanding, unless the effect of issuance would have an anti-dilutive effect. The Company believes SFAS No. 128 will have little, if any, effect on the information already disclosed in the Company's financial statements.

                              SFAS No. 129, "Disclosure of Information About Capital Structure" requires an entity to provide certain disclosures within its financial statements about the pertinent rights and privileges of the various securities outstanding for fiscal years beginning after December 15, 1997. The Company believes SFAS No. 129 will have little, if any, effect on the information already disclosed in the Company's financial statements.

                              SFAS No. 130, "Reporting Comprehensive Income", requires an entity to report comprehensive income and its components for fiscal years beginning after December 15, 1997. The Company believes SFAS No. 130 will have little, if any, effect on the information already disclosed in the Company's financial statements.

                              SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information" requires an entity to report financial and descriptive information about its reportable operating segments for fiscal years beginning after December 15, 1997. The Company believes SFAS No. 131 will have little, if any, effect on the information already disclosed in the Company's financial statements.

                            Gristede's Sloan's, Inc.
                                and Subsidiaries

                          Notes to Financial Statements


                              Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use", requires an entity to expense all software development costs incurred in the preliminary project stage, training costs and data conversion costs for fiscal years beginning after December 15, 1998. The Company believes that this statement will not have a material effect on the Company's accounting for computer software acquisitions.

                              Statement of Position 98-5, "Accounting for Start-up Costs", requires an entity to expense all start-up related costs as incurred for fiscal years beginning after December 15, 1998. The Company believes that this statement will not have a material effect on the Company's accounting for start-up costs.

3.  Acquisition of The        As discussed  in  Note  1,  the  following   table
    Food Group                reflects unaudited pro forma combined results of
                              operations of Sloan's and The Food Group on the basis that the acquisition had taken place at the beginning of the fiscal year for each of the periods presented:


                                                      36 weeks       52 weeks
                                                       ended           ended
                                                     November 9,     March 2,
                                                        1997           1997
                              --------------------------------------------------
                              Revenues             $101,157,570     $150,721,403

                              Operating income        1,679,004       11,085,809
                              --------------------------------------------------


                              In management's opinion, the unaudited pro forma combined results of operations are not indicative of the actual results that would have occurred had the acquisition been consummated on March 4, 1996 or of future operations of the combined companies under the ownership and management of GRI.

                            Gristede's Sloan's, Inc.
                                and Subsidiaries

                          Notes to Financial Statements


                              4. Related Party The Company has advanced funds to a company owned Transactions by the Chairman of the Board who is also the principal stockholder of the Company. As of November 30, 1997, the Company is owed approximately $352,000, including $148,000 of accrued interest. Such advance bears interest at prime plus 1.25% per annum (9.75% at November 30, 1997 and 9.50% at March 2, 1997).

                              The Company and other affiliated supermarkets allocate volume, advertising and other rebates. Rebates, whether allocated or directly attributed to the Company, are recorded as reductions to cost of sales or advertising expense over the life of the related agreement. Rebates recorded as reductions to expenses approximated $0.4 million, $1.5 million, $3.2 million and $2.2 million for the 3 weeks ended November 30, 1997, 36 weeks ended November 9, 1997 and the fiscal years ended 1997 and 1996, respectively.

                              Prior to the merger, Red Apple Management Inc., a company wholly owned by John Catsimatidis, provided certain payroll, related employee benefit services and office services for The Food Group. Such services include accounting, merchandising, human resources, maintenance, executive salaries and employee benefits. During the 3 weeks ended November 30, 1997, 36 weeks ended November 9, 1997 and the fiscal years ended 1997 and 1996, the Company incurred approximately $-0-, $2,748,000, $3,755,000 and $3,761,000, respectively.

                              Newspaper advertising for the Company is frequently pooled with advertising for other supermarkets which are not owned by the Company. In such cases, the Company pays a proportionate share of such advertising expenses based upon its number of Supermarkets covered in the advertisements. Such amounts allocated to the Company approximated $-0-, $388,000, $319,000 and $317,000 during the 3 weeks ended November 30, 1997, 36 weeks ended November 9, 1997, and the fiscal years ended 1997 and 1996, respectively.

                            Gristede's Sloan's, Inc.
                                and Subsidiaries

                          Notes to Financial Statements


                              Lowenthal, Landau, Fischer & Bring, P.C., a law firm of which a director of the Company is a member, charged the Company $-0-, $341,000, $194,000 and $487,000 in fees for rendering legal services to the Company during the 3 weeks ended November 30, 1997, 36 weeks ended November 9, 1997 and the fiscal years ended March 2, 1997 and March 3, 1996, respectively.


                              Capitalized Lease Obligations Due to Affiliate

                              Certain stores have entered into capital and operating leases with an affiliate, Red Apple Leasing, Inc. (a company wholly owned by John Catsimatidis). Such leases are primarily for store operating equipment. Obligations under capital leases at November 30, 1997 were $1,206,932 and require monthly payments of $35,114 through March 1, 2001. Obligations under operating leases at March 2, 1997 require 84 payments of $14,594. Obligations under operating leases at June 2, 1997 and September 1, 1997 require 60 monthly payments of $10,783 and $16,297, respectively.

                              Notes Receivable

                              During 1994, the Company sold two stores. Pursuant to the United States Federal Trade Commission settlement agreement (see Note 11), the Company also sold four stores during 1996 and 1997. At the time of the sale, the Company accepted a note receivable on each store. These notes bear interest at rates of 8.5% to 10% and have terms of 4 to 6 years.


5.  Deferred Costs            At November 30, 1997, deferred costs consisted of:


                                                                         Amount
                              ----------------------------------------------------------------------
                              Acquisition costs                       $  834,316          5-10 years
                              Non-compete covenants                      790,316            10 years
                              Debt costs                                 254,528          5-10 years
                              Other                                      122,263          5-11 years
                              Accumulated amortization                  (486,419)
                              ----------------------------------------------------------------------
                              Net deferred costs                      $1,515,004
                              ----------------------------------------------------------------------


                            Gristede's Sloan's, Inc.
                                and Subsidiaries

                          Notes to Financial Statements


6.  Due to Affiliate          Amounts due to  affiliate represent liabilities in
                              connection with the consummation of the merger as discussed in Note 1. The affiliate has agreed not to demand payment of these liabilities in the next fiscal year. Accordingly, the liability has been classified as noncurrent. The liability does not bear interest.


7.  Commitments and           The Company operates primarily in leased
    Contingencies             facilities,  under noncancelable  operating leases
                              expiring at various dates through 2018. Certain leases provide for contingent rents (based upon store sales exceeding stipulated amounts or on the Consumer Price Index), escalation clauses and renewal options ranging from five to fifteen years. The Company is obligated under all leases to pay for taxes, insurance and common area maintenance expenses.

                              Rent expense under noncancelable operating leases, including leases with related parties for the fiscal periods ended November 30, 1997, November 9, 1997, March 2, 1997 and March 3, 1996,
                              respectively, is as follows:


                                                3 weeks ended  36 weeks ended   52 weeks ended  53 weeks ended
                                                 November 30,   November 9,         March 2,         March 3,
                                                     1997           1997             1997              1996
                              --------------------------------------------------------------------------------
                              Base rents          $ 450,460     $ 4,026,056      $ 4,952,840      $ 4,699,012
                              Contingent rents         --           (18,169)          21,461          (27,951)
                              --------------------------------------------------------------------------------
                              Rent expense        $ 450,460     $ 4,007,887      $ 4,974,301      $ 4,671,061
                              --------------------------------------------------------------------------------


                              Related party rent expense was $51,823, $446,760, $267,000 and $348,000 for the 3 weeks ended
                              November 30, 1997, 36 weeks ended November 9, 1997 and the fiscal years ended March 2, 1997 and March 3, 1996, respectively.

                            Gristede's Sloan's, Inc.
                                and Subsidiaries

                          Notes to Financial Statements


                              Future    minimum    lease    commitments    under
                              noncancelable leases as of November 30, 1997 are:


                              Fiscal year ending
                              ----------------------------------------------
                              1998                              $  8,653,000
                              1999                                 8,351,000
                              2000                                 8,109,000
                              2001                                 7,173,000
                              2002                                 6,600,000
                              Thereafter                          47,155,000
                              ----------------------------------------------
                                                                 $86,041,000
                              ----------------------------------------------


8.  Income Taxes              Deferred tax expense or benefit is  the  change in
                              the computed tax asset or liability balance. As of
                              November 30, 1997,  the Company had total deferred
                              tax assets of approximately  $2,400,000,  of which
                              approximately   $1,000,000   is   related  to  net
                              operating loss  carryforwards  which are available
                              to  offset  income  earned in  future  years,  and
                              approximately  $1,400,000 relates to the different
                              bases of leasehold  rights.  The net deferred  tax
                              assets at November 30, 1997 and March 2, 1997 were
                              offset by valuation allowances of an equal amount.
                              Accordingly,   no  deferred   income   taxes  were
                              recognized in any of the periods.

                              As of November 30, 1997, the Company had available Federal net operating loss carryforwards of approximately $3,000,000, of which the tax benefits of $1,000,000 when and if realized, will be credited directly to additional paid-in capital.

                            Gristede's Sloan's, Inc.
                                and Subsidiaries

                          Notes to Financial Statements


                              The income tax expense amounts in the consolidated statements of operations consist of state income taxes.



9.  Debt                      (a) Credit Facility and Term Loan Agreement

                                  On November 10, 1997, the Company entered into an aggregate $25,000,000 five-year credit facility with European American Bank, as agent, and certain other participating banks. The credit facility is comprised of a $12,000,000 five-year term loan, a $8,000,000 five-year term loan line for remodeling and capital improvements to the Company's stores and a $5,000,000 two-year revolving credit facility for general working capital purposes. Borrowings under the facility bear interest at a "spread" over either the bank's prime rate or LIBOR rates, with the spread dependent on the ratio of the Company's funded debt to EBITDA ratio, as defined in the credit agreement. The credit facility contains covenants, representations and events of default typical of credit facility agreements, including financial covenants which require the Company to meet, among other things, a minimum tangible net worth, debt service coverage ratios and fixed charge coverage ratios, and which limit transactions with affiliates. The facility is secured by equipment, inventories and accounts receivable.

                                  On June 9, 1998, the Company's banks extended the dates by which the Company was required to deliver to them its Annual Report on SEC Form 10-K for the nine months ended November 30, 1997, and its quarterly report on SEC Form 10-Q for the quarter ended March 1, 1998.

                            Gristede's Sloan's, Inc.
                                and Subsidiaries

                          Notes to Financial Statements


                                  Long-term debt at November 30, 1997 consists of the following:


                                  November 30, 1997

                                  --------------------------------------------------------------------------------
                                  Term loan  payable  to banks due October 31, 2002.
                                    Interest on prime-based loans is payable monthly
                                    in arrears and interest on LIBOR-based  loans is
                                    payable  at the end of the  applicable  interest
                                    period;   principal   payable   in  59   monthly
                                    installments of $142,857  beginning  December 1,
                                    1997  with the 60th such  installment  being the
                                    then outstanding  principal  amount.  During the
                                    three weeks ended November 30, 1997 the interest
                                    rates  were  8.28% and 9.25% on the  LIBOR-based
                                    and     prime-based      loans,     respectively
                                    (collateralized   by   certain   assets  of  the
                                    Company,  including receivables,  inventory, and
                                    store equipment)                                                   $12,000,000

                                  Revolving  loan  payable  to bank, due October 31,
                                    1999.  Interest on prime-based  loans is payable
                                    monthly in arrears and  interest on  LIBOR-based
                                    loans is  payable  at the end of the  applicable
                                    interest  period.  During the three  weeks ended
                                    November 30, 1997,  the interest  rate was 9.25%
                                    (collateralized   by   certain   assets  of  the
                                    Company,  including receivables,  inventory, and
                                    store equipment)                                                     1,000,000
                                  --------------------------------------------------------------------------------
                                                                                                        13,000,000
                                  Less:  Current portion                                                 1,714,284
                                  --------------------------------------------------------------------------------
                                                                                                       $11,285,716
                                  ================================================================================


                            Gristede's Sloan's, Inc.
                                and Subsidiaries

                          Notes to Financial Statements


                                  Principal maturities of long-term debt as of November 30, 1997:

                              Fiscal year ending
                              --------------------------------------------------
                              1998                                   $ 1,714,284
                              1999                                     2,714,284
                              2000                                     1,714,284
                              2001                                     1,714,284
                              2002                                     5,142,864
                              --------------------------------------------------
                                                                     $13,000,000
                              --------------------------------------------------


                              (b) In addition to  related party  capital  leases
                                  (Note 4), the Company has other capital equipment leases. The net book value of all assets under capital leases is approximately $1.4 million.

                                  Future  net  minimum  lease   payments   under
                                  capital leases are as follows:


                              Fiscal year ending
                              --------------------------------------------------
                              1998                                     $ 537,072
                              1999                                       537,072
                              2000                                       537,072
                              2001                                       256,160
                              2002                                       115,704
                              Thereafter                                 212,124
                              --------------------------------------------------
                                                                       2,195,204
                              Less: Amount representing interest         428,201
                              --------------------------------------------------
                              Present value of net minimum
                                lease payments                         1,767,003
                              Due within one year                        389,809
                              --------------------------------------------------
                              Total                                   $1,377,194
                              ==================================================

                            Gristede's Sloan's, Inc.
                                and Subsidiaries

                          Notes to Financial Statements


10.  Retirement Plans         The  Company   participates  in   various  defined
                              contribution   multi-employer  union pension plans
                              which are  administered  jointly by management and
                              union representatives and which sponsor most full-
                              time and certain  part-time union  employees.  The
                              pension  expense  for  these  plans   approximated
                              $153,000, $369,000, $697,000 and $849,000 in the 3
                              weeks  ended  November  30,  1997,  36 weeks ended
                              November 9, 1997, and the fiscal years ended 1997 and 1996, respectively. The Company could, under certain circumstances, be liable for unfunded vested benefits or other expenses of jointly administered union/management plans.


11.  Stock Option Plans       The  following  stock  option  plans were  carried
                              forward by The Food Group from Sloan's:

                              On October 7, 1994, the Company granted the Chairman a non-qualified stock option to purchase an aggregate of 275,000 shares of common stock at a price of $3.75 per share (the fair market value at that date).

                              On August 12, 1996, the Company granted the Chairman a non-qualified stock option to purchase an aggregate of 250,000 shares of common stock at a price of $2.875 per share, subject to the ratification of the Company's stockholders. On October 30, 1997, the Company's stockholders ratified the grant.

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

                            Gristede's Sloan's, Inc.
                                and Subsidiaries

                          Notes to Financial Statements


                              Under the 1994 Grant and the 1994 NQ Grant, the Company granted options to purchase up to 100,000 and 35,000 shares of common stock, respectively.

                              In addition to the one incentive grant, the Company has granted stock options to certain key executives and directors. The options vest over five years and contractual lives of these grants are similar to that of the incentive plan.


                              The Company applies APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations for its stock option grants. Generally, compensation expense is not recognized for stock option grants.

                              In accordance with SFAS No. 123, "Accounting for Stock-based Compensation", the Company discloses the pro forma impact of recording compensation expense utilizing the Black-Scholes model. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the Black-Scholes model does not necessarily provide a reliable measure of the fair value of its stock options.

                              The accounting provisions of SFAS No. 123 did not have an effect on the Company's pro forma net income and earnings per share and thus have not been presented.

                            Gristede's Sloan's, Inc.
                                and Subsidiaries

                          Notes to Financial Statements


                              A summary of the status of the Company's stock options plans is presented below:


                                                                                              Weighted Average
                                                                                Shares          Exercise Price
                              --------------------------------------------------------------------------------
                              Balance, February 26, 1995                       473,000               4.29
                                 Granted                                          --                  --
                                 Exercised                                        --                  --
                                 Forfeited                                      (9,000)              5.63
                                                                             ---------           --------
                              Balance, March 3, 1996                           464,000               4.27
                                 Granted                                          --                  --
                                 Exercised                                        --                  --
                                 Forfeited                                      (8,000)              5.63
                                                                             ---------           --------
                              Balance, March 2, 1997                           456,000               4.24
                                 Granted                                       325,000               3.36
                                 Exercised                                        --                  --
                                 Forfeited                                      (1,000)              5.63
                                                                             ---------           --------
                              Balance, November 9, 1997                        780,000               3.87
                                 Granted                                          --                  --
                                 Exercised                                        --                  --
                                 Forfeited                                        --                  --
                                                                             ---------           --------
                              Balance, November 30, 1997                       780,000               3.87
                                                                             =========           ========



                              Options  exercisable  as of November  30, 1997 and
                              March  2,   1997   were   773,400   and   442,800,
                              respectively.

                              All options prior to November 10, 1997 were assumed from Sloan's by the Company.

                            Gristede's Sloan's, Inc.
                                and Subsidiaries

                          Notes to Financial Statements


                              The following table  summarizes  information as of
                              November  30,  1997  concerning   outstanding  and
                              exercisable options:


                                                        Options Outstanding                Options Exercisable
                                              --------------------------------------     ---------------------
                                                             Weighted
                                                              Average      Weighted                   Weighted
                                 Range of                    Remaining     Average                     Average
                                 Exercise       Number      Contractual   Exercise          Number    Exercise
                                  Prices      Outstanding      Life        Price         Exercisable     Price
                              --------------------------------------------------------------------------------
                                   3.75        275,000         5.94         3.75          275,000         3.75
                                   5.63         33,000         6.06         5.63           33,000         5.63
                                   5.63         84,000         6.06         5.63           84,000         5.63
                                   3.81         30,000         6.94         3.81           30,000         3.81
                                   3.81         33,000         1.94         3.81           26,400         3.81
                                   2.87        250,000         9.75         2.87          250,000         2.87
                                   5.00         75,000         4.75         5.00           75,000         5.00
                              --------------------------------------------------------------------------------
                              2.87-5.63        780,000         6.61         3.87          773,400         6.65
                              --------------------------------------------------------------------------------



12.  Litigation               In June 1994,  the  United  States  Federal  Trade
                              Commission   (the  "FTC")   commenced   an  action
                              alleging that certain acquisitions  consummated by
                              Mr. John  Catsimatidis,  Sloan's,  and three other
                              entities (the "Red Apple entities")  controlled by
                              Mr.  Catsimatidis,  including  corporations  which
                              presently    own    the     acquisition     stores
                              (collectively,  the  "companies")  of  32  Sloan's
                              supermarkets   between  1991  and  1993   violated
                              Federal  antitrust  laws because the effect of the
                              acquisitions  might  be  substantially  to  lessen
                              competition   among   supermarkets   within   four
                              Manhattan residential neighborhoods. The complaint indicated that the FTC could seek divestiture of up to ten supermarkets owned by the companies.

                            Gristede's Sloan's, Inc.
                                and Subsidiaries

                          Notes to Financial Statements


                              In order to avoid the costs of protracted litigation in the matter and without admitting that any antitrust law was violated as alleged in the complaint, on November 21, 1994, the companies entered into a settlement agreement against them (the "Settlement Agreement"). The companies agreed in the Settlement Agreement that within twelve months from the date of a final order in the proceeding they would divest themselves of an aggregate of six supermarkets in Manhattan, chosen by them from a list of sixteen supermarkets specifically designated in the Settlement Agreement (none of which were owned by Sloan's) and certain alternate supermarkets referenced in the Settlement Agreement (five of which were then owned by Sloan's). Nothing in the Settlement Agreement required Sloan's to divest itself of any of its supermarkets, but any supermarkets divested by Sloan's counted towards satisfaction of the divesture obligations.

                              An order embodying the Settlement Agreement was made effective March 6, 1995 (the "Order"). Pursuant to that Order, for a period of ten years from March 6, 1995, the companies cannot, without prior FTC approval, acquire any interest in any existing supermarket in a designated area. The Order does not restrict the companies from acquiring an interest in a supermarket by leasing or purchasing a new location that at the time of acquisition (and for six months prior to the acquisition) is not being operated as a supermarket.

                              In March 1996, an application (the "Application") was made to modify the Order so as to lift the divesture requirements other than with respect to one store on the Upper West Side which was not owned by Sloan's. The FTC approved the divesture of that store and its divesture was completed on May 9, 1996. On April 29, 1996, the Application was revised; and it was further revised in August and September so as to seek relief solely with respect to the requirement of divesture of any supermarkets in the Chelsea section of Manhattan. On September 13, 1996, the FTC granted the Application as modified, and deleted the requirement of divestiture in Chelsea. Simultaneously, the FTC appointed a trustee to divest four supermarkets pursuant to the Order, as modified. The trustee was not granted any authority to divest until the FTC approved a trustee agreement between the trustee and the companies.

                            Gristede's Sloan's, Inc.
                                and Subsidiaries

                          Notes to Financial Statements


                              Subsequent to the modification of the Order, The Food Group sold an aggregate of four stores in compliance with the divestiture of the Order, as modified. Based thereon, the trustee agreement did not become effective.

                              A settlement of FTC claims based on the companies' failure to divest supermarkets pursuant to the Order was agreed to, pursuant to which $600,000 was paid to the FTC. The $600,000 payment was not included in The Food Group or Sloan's.

                              The companies may at times be involved in various legal proceedings which are routine and incidental to the conduct of its business. The companies do not believe that any of this litigation, either individually or in the aggregate, could have a material adverse effect on the financial condition or results of operations of the companies.

                              On August 8, 1994, a lawsuit against the Company and Mr. Catsimatidis was instituted in the United States District Court for the Southern District of New York by RMED International, Inc. ("RMED"), a former stockholder of the Company.

                              The complaint alleges, among other things, that RMED and a purported class consisting of persons who purchased the Company's common stock on or after March 19, 1993 were damaged by alleged nondisclosures in certain filings made by the Company with the Securities and Exchange Commission between January 1993 and June 1994 relating to an investigation by the FTC. The complaint alleges that such nondisclosures constituted violations of Federal and New York State securities laws, as well as common law fraud, and seeks damages (including punitive damages) in an unspecified amount (although in discovery proceedings, the named plaintiff has claimed that its damages were approximately $800,000) as well as costs and disbursements of the action. On June 2, 1994, the Company issued a press release which disclosed the FTC action.

                              In June 1995, Plaintiff filed a motion for class certification, and discovery was held in abeyance pending disposition of that motion. The motion was granted in March 1996. Discovery is now proceeding and it is scheduled to be completed in June 1998. Management believes that the lawsuit is without merit and intends to vigorously defend the action; however, the outcome cannot be determined.

                            Gristede's Sloan's, Inc.
                                and Subsidiaries

                          Notes to Financial Statements


13.  Subsequent Events        (a) On  March  17,  1998,  the  board of directors
                                  approved an options program whereby key employees and directors would be granted options to acquire up to 500,000 shares of the Company. The options vest ratably over three years and are exercisable at $2.63.


                              (b) On  June 9, 1998, Mr. John Catsimatidis issued
                                  a limited $1 million guarantee of the collection of all accounts receivable as of November 10, 1997. Furthermore, Mr. Catsimatidis has also agreed not to permit the level of the Company's liability due to the affiliate to fall below $1,000,000 prior to the issuance of fiscal year ending November 29, 1998 audited financial statements.

                              (c) During 1998,  three  union  contracts covering
                                  approximately 900 employees will expire. The Company expects to enter into similar contracts with the unions as they expire.

                              (d) On February 6,  1998,  the  Company  purchased
                                  substantially all of the assets and assumed certain of the liabilities of a supermarket located at 1644 York Avenue, New York, New York owned by a corporation controlled by Mr. John Catsimatidis. The purchase price is to be the value of the supermarket based upon an appraisal to be conducted by a firm selected by a committee of independent directors of the Company less the amount of certain liabilities assumed by the Company.

                                    PART III


Item 9   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
           ACCOUNTING AND FINANCIAL DISCLOSURE.

None.


Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

Set forth below is certain information as of June 1, 1998 with respect to all directors and executive officers of the Company.


                                            Position with the Company or
                        Director             Other Principal Occupation
Name and Age             Since                 for the Past Five Years
------------             -----              -----------------------------

John A. Catsimatidis    1988(2)     Chairman of the  Board, President and Chief
     (49)                           Executive Officer of the Company since July
                                    28,  1988;  Treasurer  of the Company  from
                                    July 28, 1988 to March 17, 1998;  President
                                    and Chief  Executive  Officer  of Red Apple
                                    Group,    Inc.    (holding    company   for
                                    supermarket  chains)  and  Chairman  of the
                                    Board  and  Chief  Executive   Officer  and
                                    Director of United Refining Company (a refiner and retailer of petroleum products) for more than five years; Director of News
                                    Communications Inc., a public company whose stock is traded over-the-counter, since
                                    December 4, 1991.

Martin R. Bring          1988       Member of  the  law firm  of  Wolf,  Block,
     (55)                           Schorr and Solis-Cohen  LLP, New York, N.Y.
                                    and predecessor firm for more than five years.

Frederick Selby          1978       Chairman of Selby Capital Partners
     (60)                           (acquisition  and sale of  privately  owned
                                    firms and divisions of public companies) for more than five years.

Leroy Hemingway II       1991       Chairman of the Board of The Famous Carpet
     (66)                           Barns of Florida,  Inc. (a firm  engaged in
                                    retail sales of carpets) and Chairman of the Board of Hemingway Properties, Inc. (an owner and operator of shopping centers) for more than five years.

--------

(2) Mr. Catsimatidis also served as a director of the Company from November 4, 1986 to November 27, 1987.

Kishore Lall             1997       Director of  the  Registrant since October,
     (50)                           1997;  Senior  Vice  President  and Head of
                                    Commercial  Banking of ABN AMRO  Bank,  New
                                    York  branch  from  January  1991 until May
                                    1994.

Stuart Spivak             --        Executive Vice President and Chief Financial
     (61)                           Officer  of the  Company  since  March  17,
                                    1998;  Chief Financial  Officer of the Food
                                    Group  for  more   than  ten  years   prior
                                    thereto.

Michael Seltzer           --        Vice President and Secretary of the Company
     (48)                           since March 17, 1998;  Vice  President  and
                                    Controller of the Food Group for more than 10 years prior thereto.

Franklin Georges          --        Treasurer of  the  Company  since March 17,
     (43)                           1998;  Financial  consultant  to  the  Food
                                    Group  from  May 1996 to  March  17,  1998;
                                    Controller  of Telecom  Satellite  Systems,
                                    Inc.,  a  privately-held  cable  television
                                    company,  from  February  1994 to May 1996;
                                    division    accounting   manager   for   K.
                                    Hovnanian Companies, a public real estate development company, from February 1991 to February 1994.


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

     To the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company and written representations that no other reports were required during the Transition Period ended November 30, 1997, all
Section 16(a) filings applicable to its directors, officers and more than 10 percent beneficial owners were timely filed.

Item 11. EXECUTIVE COMPENSATION.

     The following table sets forth for the two fiscal years ended March 2, 1997 and the Transition Period from March 3, 1997 to November 30, 1997 certain information concerning the compensation paid or accrued to the Chief Executive Officer of the Company. As of November 30, 1997 there were no persons serving as executive officers of the Company whose total salary and bonus exceeded $100,000 for the transition period or who were being paid salary during such period at a rate that would have exceeded $100,000 had the period been for a full year. The table below does not include any information concerning any person in such person's capacity as an executive officer of any entity comprising the Food Group.


                                                                                      Long-term Compensation
                                                                              -------------------------------------
                                                 Annual Compensation                  Awards                Payouts
                                           ----------------------------       -----------------------       -------
                                                                Other                                                   All
                                                                annual        Restricted                               other
Name and                                                        compen-           stock       Options        LTIP      compen-
principal                                  Salary     Bonus     sation           award(s)     /Sar's        payouts    sation
position                    Year             ($)       ($)       ($)               ($)         (#)            ($)       ($)
------------------------------------------------------------------------------------------------------------------------------------
John Catsimatidis,      Transition           $-        $-        $-                $-            -            $-        $-
  Chairman of the       Period from
  Board, President      March 3, 1997
  and Chief             to November
  Executive             30, 1997
  Officer

                            1997              -         -         -                 -            -             -         -

                            1996              -         -         -                 -      250,000             -         -
------------------------------------------------------------------------------------------------------------------------------------



Stock Options

     No stock options were granted to or exercised by Mr. Catsimatidis during the Transition Period from March 3, 1997 to November 30, 1997. The following table sets forth certain information with respect to options to purchase Common Stock held by John Catsimatidis on November 30, 1997.


                      Number of Unexercised            Value of Unexercised
                         Options Held on              in-the-Money Options on
                        November 30, 1997                November 30, 1997
                     --------------------------     ---------------------------
Name                 Exercisable/Unexercisable       Exercisable/Unexercisable
--------------------------------------------------------------------------------
John Catsimatidis            525,000/0                           0/0
--------------------------------------------------------------------------------


     The closing sales price of the Common Stock on the American Stock Exchange on November 28, 1997 (the last trading day before November 30, 1997) was $2.25. On November 30, 1997 Mr. Catsimatidis held options to purchase 275,000 shares of Common Stock at $3.75 per share and options to purchase 250,000 shares at $2.875 per share.

Compensation of Directors

     Non-officer directors receive a quarterly stipend of $1,500 and $500 for each meeting attended. Directors who serve on committees receive $250 for each meeting attended.


Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT.

     The following table sets forth certain information regarding ownership of Common Stock on June 1, 1998 by: (i) each stockholder known to the Company to own beneficially more than 5% of the outstanding shares of Common Stock; (ii) each of the Company's directors; and (iii) all officers and directors of the Company as a group. Except as otherwise indicated, the address of each person is c/o Gristede's Sloan's, Inc., 823 Eleventh Avenue, New York, N.Y. 10019-3535. The Company believes that ownership of the shares by the persons named below is both of record and beneficial and such persons have sole voting and investment power with respect to the shares indicated.


Name and Address of                        Number of
 Beneficial Owner                            Shares             Percent of Class
-------------------------------          -------------          ----------------

John Catsimatidis                        18,250,650(1)                   90.5%
Leroy Hemingway II                           18,150(2)                       *
Frederick Selby                              10,910(2)                       *
Martin Bring                                  8,800(2)                       *
Kishore Lall                                  9,100                          *
All officers and directors as a          18,297,610(3)                   90.6%
  group (8 persons)

-----

*    Less than 1%.

(1) Includes an aggregate of 12,391,574 shares held by corporations controlled by Mr. Catsimatidis, 2,057 shares held by a profit sharing plan of which Mr. Catsimatidis is a trustee, 605 shares held by Mr. Catsimatidis as a trustee of individual retirement accounts and currently exercisable options to purchase an aggregate of 525,000 shares of Common Stock.

(2) Includes for each of Messrs. Selby, Hemingway and Bring an aggregate of 8,800 shares of Common Stock which may be purchased upon the exercise of currently exercisable stock options.

(3) Includes an aggregate of 551,400 shares of Common Stock which may be purchased upon the exercise of currently exercisable stock options.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     For information concerning the Merger on November 10, 1997 whereby the Company acquired from corporations directly or indirectly owned by John A. Catsimatidis, 29 operating Supermarkets, ownership of the tradenames "Gristede's" and "Sloan's" and the warehouse and distribution business now operated by City Produce, see Item 1. Business - Recent Developments," which is incorporated herein by reference. No information is contained herein with respect to transactions prior to the consummation of the Merger between Mr. Catsimatidis and any entity which owned any of the 29 Supermarkets or warehouse and distribution business acquired by the Company in the Merger.

     From March 19, 1993 to November 10, 1997 the Company was a party to a Management Agreement with Group pursuant to which Group supervised all operations of the Supermarkets then owned by the Company subject to the policy goals and decisions prescribed by a committee of the independent directors. Such agreement required the Company to pay to Group a quarterly fee equal to 1-1/4% of all sales made in or from the Supermarkets and to reimburse Group for all expenses incurred by Group in the performance of its services under the agreement. For the Transition Period Group earned a fee of $398,206 under the agreement.

     Under a Management Agreement, dated November 10, 1997 (the "Management Agreement"), Namdor Inc., a subsidiary of the Company, performs consulting and managerial services for two supermarkets owned by corporations controlled by John Catsimatidis. In consideration of such services, Namdor Inc. is entitled to receive on a quarterly basis a cash payment of one and one-quarter (1.25%) percent of all sales of inventory and merchandise made at or from the managed supermarkets.

     On February 6, 1998 the Company purchased substantially all of the assets and assumed certain of the liabilities of a supermarket located at 1644 York Avenue, New York, New York owned by a corporation controlled by John Catsimatidis. The purchase price is to be the value of the supermarket based upon an appraisal to be conducted by a firm selected by a committee of independent directors of the Company less the amount of certain liabilities assumed by the Company. The appraisal will be based on, among other things, a review of the operating statement of the supermarket for the period from February 6, 1998 to a date no earlier than January 31, 1999. The purchase price will be subject to adjustment to the extent that the acquired inventory is greater or less than the sum of trade payables and liabilities for employee vacation and sick pay that have been assumed by the Company. The purchase price will be paid at such time and by such method as shall be recommended by a committee of the independent directors of the Company and approved by the Board of Directors of the Company, John Catsimatidis abstaining.

     Group provides maintenance services to the Company, including supermarket refrigeration, electrical and equipment maintenance. During the Transition Period, the Company did not incur expenses for such services.

     Prior to its acquisition by the Company in November 1997, City Produce Distributors, Inc., a corporation indirectly wholly owned and controlled by John Catsimatidis, sold produce and certain grocery items to the Company at prices consistent with those obtainable from non-affiliated third parties. During the Transition Period, such sales aggregated approximately $2,705,135.

     Prior to the acquisition by the Company in November 1997 of 29 Supermarkets from corporations controlled by Mr. Catsimatidis, newspaper advertising for the Supermarkets was frequently pooled with advertising for such acquired Supermarkets. In such cases, the Company paid a portion of such advertising expenses based upon the number of Supermarkets and supermarkets of other companies covered in the advertisements. Such amounts allocated to the Company approximated $130,321 during the Transition Period.

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

     The $204,000 advance was originally to be repayable on the earlier of January 23, 1991 or five days after the sale by H.S. Realty to Tiffco of certain real property leased to Tiffco by H.S. Realty after the sale of assets. Since January 23, 1991, the Board of Directors has extended the repayment date of the advance on an annual basis, the most recent extension being until January 23, 1999 or five days after the sale by H.S. Realty to Tiffco of the Sweet Property. As of November 30, 1997, H.S. Realty was indebted to the Company on account of the advance in the amount of $351,776 and such indebtedness was accruing interest at the rate of 9.75% per annum (1-1/4% per annum over the prime rate of interest charged by Chemical Bank, N.A. as of November 30, 1997).

     Effective as of January 1, 1994, the Company entered into Indemnification Agreements with each of its directors and officers other than Kishore Lall. The Company entered into an Indemnification Agreement with Kishore Lall effective as of October 30, 1997, and also entered into Indemnification Agreements with each of Stuart Spivak, Michael Seltzer and Franklin Georges effective March 17, 1998. Said agreements supplement the indemnification provisions of the Company's By-laws and the Delaware General Corporation Law. The stockholders of the Company authorized the Company to enter into such agreements with each of its directors at the Annual Meeting of Stockholders held on August 21, 1987.

     The Board of Directors has authorized the Company to enter into such agreements with each of its officers.

     Red Apple Leasing, Inc., a corporation wholly owned by John Catsimatidis, leases store operating equipment to the Company. For information concerning such leases, see Note 4 of Notes to the Financial Statements of the Company.

     On May 15, 1998, John Catsimatidis issued a limited $1,000,000 guarantee of the collection of accounts receivable assigned to the Company as a result of the Merger on November 10, 1997. In order to cover his contingent liability, Mr. Catsimatidis agreed not to permit the liabilities to Mr. Catsimatidis and certain of his affiliates which were assumed by the Company in the Merger to fall below $1,000,000 prior to the issuance of the Company's audited financial statements for the fiscal year ending November 29, 1998.

     By virtue of his ownership of Common Stock (see Item 12. "Security Ownership of Certain Beneficial Owners and Management") and his position as Chairman of the Board of the Company, John Catsimatidis may be deemed to be a "parent" of the Company under rules promulgated by the Commission.

     Lowenthal, Landau, Fischer & Bring, P.C., a law firm of which Martin Bring, a director of the Company, was a member (until the firm merged with Wolf, Block, Schorr and Solis-Cohen LLP in February 1998), received fees of approximately $341,279 for rendering legal services to the Company during the Transition Period.

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

3.2 Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Registrant. Incorporated by reference to Exhibit
           3.2 to the Registrant's Annual Report on Form 10-KSB for the fiscal year ended February 27, 1994 (the "1994 10-KSB").

3.3 Amended and Restated Bylaws of the Registrant. Incorporated by reference to Exhibit 3.2 to the 1990 10-K.

10.1 Form of Indemnification Agreement dated as of January 1, 1994 between the Registrant and each director of the Registrant. Incorporated by reference to Exhibit 10.11 to the 1994 10-KSB.

10.2 Form of Indemnification Agreement dated as of January 1, 1994 between the Registrant and each officer of the Registrant. Incorporated by reference to Exhibit 10.12 to the 1994 10-KSB.

10.3 1994 Stock Option Plan. Incorporated by reference to Exhibit 10.12 of the Company's Annual Report on Form 10-KSB for the fiscal year ended February 26, 1995 ("1995 10-KSB").

10.4       Director  Stock  Option  Plan.  Incorporated  by reference to Exhibit
           10.13 of the Company's 1995 10-KSB.

10.5 Merger Agreement. Incorporated by reference to Exhibit A to the Company's definitive Proxy Statement for the Special and Annual Meeting of Stockholders of the Company held on October 31, 1997.

10.6 Loan Agreement dated as of November 7, 1997 between the Company, European American Bank ("EAB"), Israel Discount Bank of New York ("IDBNY"), Keybank National

           Association ("Keybank") and Bank Leumi Trust Company of New York ("Bank Leumi").* All exhibits and schedules to the Loan Agreement are omitted, but the Registrant undertakes to provide copies of any or all of the foregoing exhibits and schedules to the Securities and Exchange Commission upon its request.

10.7 Management Agreement dated November 10, 1997 between Namdor Inc., G Remainder Corp. and S Remainder Corp.*

10.8 Asset Purchase Agreement between G Remainder Corp. and Gristede's Operating Corp.* All exhibits and schedules to the Asset Purchase Agreement are omitted, but the Registrant undertakes to provide copies of any or all of the foregoing exhibits and schedules to the Securities and Exchange Commission upon its request.

10.9 First Amendment and Waiver to Loan Agreement dated April 30, 1998 between the Company, IDBNY, Keybank and Bank Leumi.*

10.10      1998 Stock Option Plan.*

10.11      Agreement  dated  May 15,  1998  between  John  Catsimatidis  and the
           Company.*

11.        Statement re computation of per share income (loss). Not required.

21. Listing of the Company's subsidiaries all of which are wholly owned by the Company.

              Subsidiaries                    State of Incorporation
              ------------                    ----------------------
              Namdor Inc.                     New York
              SAC Operating Corp.             New York
              Gristede's Operating Corp.      New York
              City Produce Operating Corp.    New York
              RAS Operating Corp.             New York

The Registrant has one other wholly-owned subsidiary, the name of which is omitted herein because as of June 1, 1998 it did not constitute a significant subsidiary.

23.       Consent of BDO Seidman, LLP, Independent Certified Public Accountants.

27.       Financial Data Schedule*


(b)  Reports on Form 8-K

           The Company filed one Current Report on Form 8-K during the last quarter of the Transition Period. Such Current Report on Form 8-K was filed on November 12, 1998 to report the Merger and contained certain pro forma financial information of the Company and the businesses acquired.


-------------------------------
*    Filed herewith.

                              SIGNATURES

                 Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              GRISTEDE'S SLOAN'S, INC.


Dated:        June 10, 1998                   By: /s/ John A. Catsimatidis
                                              John A. Catsimatidis
                                              Chairman of the Board

                 Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature                       Title                              Date
---------                       -----                              ----

  /s/ John A. Catsimatidis
John A. Catsimatidis            Chairman of the Board, President   June 10, 1998
                                and Chief Executive Officer
                                (Chief Executive Officer and
                                Chief Operating Officer)
  /s/ Martin Bring
Martin Bring                    Director                           June 10, 1998


  /s/ Frederick Selby
Frederick Selby                 Director                           June 10, 1998


  /s/ Leroy Hemingway II
Leroy Hemingway II              Director                           June 10, 1998


  /s/ Kishore Lall
Kishore Lall                    Director                           June 10, 1998


  /s/ Stuart Spivak
Stuart Spivak                   Executive Vice President and
                                Chief Financial Officer (Chief     June 10, 1998
                                Financial Officer and Chief
                                Accounting Officer)

                            GRISTEDE'S SLOAN'S, INC.
                           ANNUAL REPORT ON FORM 10-K
                  FOR THE TRANSITION PERIOD FROM MARCH 3, 1997
                              TO NOVEMBER 30, 1997

                                  EXHIBIT INDEX

Number        Description

3.1 Amended and Restated Certificate of Incorporation of the Registrant. Incorporated by reference to Exhibit 3.1 to the Registrant's Annual Report on Form 10-K of the fiscal year ended February 28, 1990 (the "1990 10-K").

3.2 Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Registrant. Incorporated by reference to
              Exhibit 3.2 to the Registrant's Annual Report on Form 10-KSB for the fiscal year ended February 27, 1994 (the "1994 10-KSB").

3.3 Amended and Restated Bylaws of the Registrant. Incorporated by reference to Exhibit 3.2 to the 1990 10-K.

10.1 Form of Indemnification Agreement dated as of January 1, 1994 between the Registrant and each director of the Registrant. Incorporated by reference to Exhibit 10.11 to the 1994 10-KSB.

10.2 Form of Indemnification Agreement dated as of January 1, 1994 between the Registrant and each officer of the Registrant. Incorporated by reference to Exhibit 10.12 to the 1994 10-KSB.

10.3 1994 Stock Option Plan. Incorporated by reference to Exhibit 10.12 of the Company's Annual Report on Form 10-KSB for the fiscal year ended February 26, 1995 ("1995 10-KSB").

10.4          Director Stock Option Plan.  Incorporated  by reference to Exhibit
              10.13 of the Company's 1995 10-KSB.

10.5 Merger Agreement. Incorporated by reference to Exhibit A to the Company's definitive Proxy Statement for the Special and Annual Meeting of Stockholders of the Company held on October 31, 1997.

10.6 Loan Agreement dated as of November 7, 1997 between the Company, European American Bank ("EAB"), Israel Discount Bank of New York ("IDBNY"), Keybank National Association ("Keybank") and Bank Leumi Trust Company of New York ("Bank Leumi").* All exhibits and schedules to the Loan Agreement are omitted, but the Registrant undertakes to provide copies of any or all of the foregoing exhibits and

-----------------------
*  Filed herewith
              schedules to the Securities and Exchange Commission upon its request.

10.7 Management Agreement dated November 10, 1997 between Namdor Inc., G Remainder Corp. and S Remainder Corp.*

10.8 Asset Purchase Agreement between G Remainder Corp. and Gristede's Operating Corp.* All exhibits and schedules to the Asset Purchase Agreement are omitted, but the Registrant undertakes to provide copies of any or all of the foregoing exhibits and schedules to the Securities and Exchange Commission upon its request.

10.9 First Amendment and Waiver to Loan Agreement dated April 30, 1998 between the Company, IDBNY, Keybank and Bank Leumi.*

10.10         1998 Stock Option Plan.*

10.11         Agreement  dated May 15, 1998  between John  Catsimatidis  and the
              Company.*

11.           Statement re computation of per share income (loss). Not required.

21. Listing of the Company's subsidiaries all of which are wholly owned by the Company.

              Subsidiaries                                State of Incorporation
              ------------                                ----------------------

              Namdor Inc.                                 New York
              SAC Operating Corp.                         New York
              Gristede's Operating Corp.                  New York
              City Produce Operating Corp.                New York
              RAS Operating Corp.                         New York

The Registrant has one other wholly-owned subsidiary, the name of which is omitted herein because as of June 1, 1998 it did not constitute a significant subsidiary.

23.           Consent  of  BDO  Seidman,  LLP,  Independent  Certified  Public
              Accountants.

27.           Financial Data Schedule*
-------------------------
*  Filed herewith

                                  EXHIBIT 10.6

                                 LOAN AGREEMENT


                          Dated as of November 7, 1997


     GRISTEDE'S SLOAN'S, INC., a Delaware corporation having its principal place of business at 823 Eleventh Avenue, New York, New York 10019 (the "Borrower"), each of the Subsidiaries of the Borrower listed on Schedule 1 annexed hereto (individually, a "Guarantor" and collectively, the "Guarantors") (the Borrower and the Guarantors, collectively, the "Credit Parties"), EUROPEAN AMERICAN BANK, a New York banking organization, having an office at 335 Madison Avenue, New York, New York 10017 ("EAB" or a "Bank") ISRAEL DISCOUNT BANK OF NEW YORK, a New York banking organization, having an office at 511 Fifth Avenue, New York, New York 10017 ("Israel Discount" or a "Bank"), KEYBANK NATIONAL ASSOCIATION, a national banking association, having an office at 1377 Motor Parkway, Islandia, New York 11788 ("Key" or a "Bank") and BANK LEUMI TRUST COMPANY OF NEW YORK, a New York trust company, having an office at 562 Fifth Avenue, New York, New York 10036 ("Leumi" or a "Bank") and EUROPEAN AMERICAN BANK, as agent for the Banks (the "Agent") hereby agree as follows:

                                    ARTICLE I

                        DEFINITIONS AND ACCOUNTING TERMS

     SECTION 1.01. Certain Defined Terms. As used in this Agreement, the following terms shall have the following meanings (such meanings to be equally applicable to both the singular and plural forms of the terms defined):

     "Acquisition" means the acquisition by the Borrower directly or indirectly, by merger or otherwise of (i) twenty nine operating supermarkets, (ii) the tradenames "Sloan's" and "Gristede's" and (iii) the business of City Produce Distributors, Inc., all subject to and as provided in the Merger Agreement.

     "Affiliate" means, as to any Person (i) a Person which directly or indirectly controls, or is controlled by, or is under common control with, such Person; (ii) a Person which directly or indirectly beneficially owns or holds ten (10%) percent or more of any class of voting stock of, or ten (10%) percent or more of the equity interest in, such Person; or (iii) a Person ten (10%) percent or more of the voting stock of which, or ten (10%) or more of the equity interest of which, is directly or indirectly beneficially owned or held by such Person. The term control means the possession, directly or indirectly, of the power to direct or cause the direction of the management and policies of a Person, whether through the ownership of voting securities, by contract, or otherwise.

     "Agent" means European American Bank, or any bank which succeeds to the position of Agent, as provided in this Agreement.

     "Agreement" means this Loan Agreement, as amended, supplemented or modified from time to time.

     "Asset Sale Recapture Event" means any sale of assets by the Borrower or any Guarantor other than in the ordinary course of business.

     "Asset Sale Recapture Payment" means sixty (60%) percent of the "net proceeds" of an Asset Sale Recapture Event. In the case of an Asset Sale Recapture Event in which assets are sold solely for cash, the "net proceeds"
shall be the sales price for the assets less reasonable and customary out-of-pocket expenses associated with such sale. In the case of an Asset Sale Recapture Event in which assets are sold for cash and debt, the "net proceeds" shall be the cash portion of the sale price (but not more than sixty (60%) percent of the sales price) for the assets less reasonable and customary out-of-pocket expenses associated with such sale plus an assignment of the promissory notes representing the non-cash portion of the sale. Said assignment of the promissory notes shall be terminated when the Agent has received, for distribution to the Banks, a total of sixty (60%) percent of the proceeds of the Asset Sale Recapture Event.

     "Bank" or "Banks" means one or more, as the context requires, of EAB, Israel Discount, Key, Leumi and each other lender which becomes a party to this Agreement.

     "Benefit Arrangement" means an employee benefit plan, within the meaning of
Section 3(3) of ERISA, which is neither a Plan nor Multiemployer Plan, and which is maintained, sponsored or otherwise contributed to by the Borrower or any ERISA Affiliate.

     "Board of Governors" means the Board of Governors of the Federal Reserve System of the United States of America.

     "Business Day" means (i) a day other than a Saturday, Sunday or other day on which commercial banks in New York City are authorized or required by law to close and (ii) if the relevant day relates to a Eurodollar Loan, an Interest Period, or notice with respect to a Eurodollar Loan, a day on which dealings in Dollar deposits are carried on in the London interbank market.

     "Capital Lease" means a lease (other than Excludible Capital Leases) which has been or should be, in accordance with GAAP, capitalized on the books of the lessee.

     "Cash Flow Recapture" means the obligation of the Borrower to make a Cash Flow Recapture Payment based on the existence of Excess Cash Flow, beginning with Excess Cash Flow for the fiscal year ending February 28, 1999.

     "Cash Flow Recapture Payment" means, for any fiscal year of the Borrower, the lesser of (i) twenty five (25%) percent of Excess Cash Flow for any fiscal year or (ii) $750,000.00.

     "Cleandown Period" means a period, declared by the Borrower to be the "Cleandown Period", of thirty (30) consecutive days during each fiscal year of the Borrower, commencing with the Borrower's fiscal year beginning March 2, 1998.

     "Collateral" means all property which is subject to, or is to be subject to, the Liens granted by the Security Agreements.

     "Commitment" means, with respect to each Bank, the aggregate obligations of such Bank to (i) make its proportionate share of Revolving Credit Loans to the Borrower, (ii) make its proportionate share of the Term Loan to the Borrower, and (iii) make its proportionate share of the Improvement Term Loans to the Borrower, in each case pursuant to the terms and conditions of this Agreement, and in each case in the aggregate Dollar amount set forth in Schedule 1.01-A annexed hereto.

     "Commitment Letter" means the letter from EAB to the Borrower, dated June 11, 1997, as amended, pursuant to which EAB agreed to extend forty four (44%) percent of a credit facility as described therein to the Borrower and the Agent agreed to use its best efforts to arrange, structure and syndicate such credit facility.

     "Consolidated Subsidiaries" means, as to any Person, those Subsidiaries of such Person which are consolidated with such Person in the financial statements delivered pursuant to Section 5.01(b).

     "Consolidated Capital Expenditures" means, as to any Person, the aggregate amount of any expenditures (including such expenditures financed by purchase money Debt or secured by purchase money Liens) by such Person and its Consolidated Subsidiaries for assets (including fixed assets acquired under Capital Leases) which it is contemplated will be used or usable in fiscal years subsequent to the year of acquisition, all computed and consolidated in accordance with GAAP.

     "Consolidated Current Liabilities" means, as to any Person, the aggregate amount of all liabilities of such Person and its Consolidated Subsidiaries (including tax and other proper accruals) which would be properly classified as current liabilities, all computed and consolidated in accordance with GAAP.

     "Consolidated Funded Debt" means, as to the Borrower and its Consolidated Subsidiaries, the aggregate of the Funded Debt of the Borrower and its Consolidated Subsidiaries, computed and consolidated in accordance with GAAP.

     "Consolidated Subordinated Debt" means, as to any Person, all of the Subordinated Debt of such Person and its Consolidated Subsidiaries, computed and consolidated in accordance with GAAP.

     "Consolidated  Tangible Net Worth" means,  as to any Person,  the excess of
(i) such Person's Consolidated Total Assets, less all intangible assets properly classified as such in accordance with GAAP, including, but without limitation, patents, patent rights, trademarks, trade names, franchises, copyrights, licenses, permits and goodwill, over (ii) such Person's Consolidated Total Liabilities.

     "Consolidated Total Assets" means, as to any Person, the aggregate net book value of the assets of such Person and its Consolidated Subsidiaries after all appropriate adjustments in accordance with GAAP (including without limitation, reserves for doubtful receivables, obsolescence, depreciation and amortization and excluding the amount of any write-up or revaluation of any asset).

     "Consolidated Total Liabilities" means, as to any Person, all of the liabilities of such Person and its Consolidated Subsidiaries, including all items which, in accordance with GAAP, would be included on the liability side of the balance sheet (other than capital stock, capital surplus and retained earnings) computed and consolidated in accordance with GAAP.

     "Consolidated Total Unsubordinated Liabilities" means, as to any Person, the excess of (i) such Person's Consolidated Total Liabilities over (ii) such Person's Consolidated Subordinated Debt.

     "Debt" means, as to any Person, (i) all indebtedness or liability of such Person for borrowed money; (ii) indebtedness of such Person for the deferred purchase price of property or services (excluding trade obligations); (iii) obligations of such Person as a lessee under Capital Leases; (iv) current liabilities of such Person in respect of unfunded vested benefits under any Plan; (v) obligations of such Person under letters of credit issued for the account of such Person; (vi) obligations of such Person arising under acceptance facilities; (vii) obligations secured by any Lien on property owned by such Person whether or not the obligations have been assumed; and (viii) all other liabilities for borrowed money and which are recorded as such, or which should be recorded as such, on such Person's financial statements in accordance with GAAP.

     "Debt Service Ratio" means, as to the Borrower and its Consolidated Subsidiaries for any period, the ratio of (i) EBITDA for such period to (ii) the sum of (x) interest expense for such period plus (y) the principal amount of long term Debt (excluding Revolving Credit Loans and excluding the principal component of payments on Excludible Capital Leases) scheduled to be paid during such period. The Debt Service Ratio shall be measured and tested at the end of each fiscal quarter and for a period covering the four (4) fiscal quarters then ended.

     "Default" means any of the events specified in Section 6.01 of this Agreement, whether or not any requirement for notice or lapse of time or any other condition has been satisfied.

     "Dollars" and the sign "$" mean lawful money of the United States of America.

     "Drawdown" means a request by the Borrower and the making of an Improvement Term Loan by the Banks.

     "Drawdown Period" means the period beginning on the date of this Agreement and ending on October 31, 2000.

     "EBITDA" means, as to the Borrower and its Consolidated Subsidiaries for any period, the sum of (i) net income (excluding extraordinary gains and losses), plus (ii) interest expense, plus (iii) depreciation expense, plus (iv) amortization of intangible assets plus (v) federal, state and local income taxes deducted in calculating net income, in each case measured for the Borrower and its Consolidated Subsidiaries on a consolidated basis for such period, computed and consolidated in accordance with GAAP.

     "EBITDAR" means, as to the Borrower and its Consolidated Subsidiaries for any period, the sum of (i) EBITDA, plus (ii) rent expense, in each case measured for the Borrower and its Consolidated Affiliates on a consolidated basis for such period, computed and consolidated in accordance with GAAP.

     "ERISA" means the Employee Retirement Income Security Act of 1974, as amended from time to time, the regulations promulgated thereunder and the published interpretations thereof as in effect from time to time.

     "ERISA Affiliate" means any trade or business (whether or not incorporated) which together with any other Person would be treated, with such Person, as a single employer under Section 4001 of ERISA.

     "Eurocurrency Reserve Requirement" means, with respect to the Reserve Adjusted LIBOR Rate for an Interest Period, the aggregate (without duplication) daily average of the rates (expressed as a decimal fraction) of reserve requirements in effect on such day (including, without limitation, basic, marginal, supplemental or emergency reserves) under any regulation (including, but without limitation, Regulation D) promulgated by the Board of Governors (or any successor thereto or other governmental authority having jurisdiction over the Agent) by the Agent against "Eurocurrency liabilities" (as such term is used in Regulation D), but without benefit or credit for proration, exemptions or offsets that might otherwise be available to the Agent from time to time under Regulation D. Without limiting the effect of the foregoing, the Eurocurrency Reserve Requirement shall reflect any other reserves required to be maintained by the Agent against (1) any category of liabilities that includes deposits by reference to which the Reserve Adjusted LIBOR Rate is to be determined; or (2) any category of extension of credit or other assets that include loans bearing a Reserve Adjusted LIBOR Rate. As of the date of this Agreement there are no Eurocurrency Reserve Requirements in effect.

     "Eurodollar Loan" means a Loan bearing interest at an interest rate determined with reference to the Reserve Adjusted LIBOR Rate in accordance with the provisions of Article II hereof.

     "Event of Default" means any of the events specified in Section 6.01 of this Agreement, provided that any requirement for notice or lapse of time or any other condition has been satisfied.

     "Excess Cash Flow" means, as to the Borrower and its Consolidated Subsidiaries for any fiscal year, the amount calculated as follows: EBITDA for such fiscal year minus the minimum EBITDA for such fiscal year necessary to meet the Debt Service Ratio for such year, minus Unfunded Consolidated Capital Expenditures for such fiscal year.

     "Excludible   Capital   Leases"  means  those  Capital  Leases  which  were
capitalized on the balance sheet of the Borrower on or at March 2, 1997 in the capitalized principal amount of $1,411,000.00.

     "Existing Facility" means the Term Loan, Term Loan I and the Credit Line Advances (each as defined in the Prior Agreement) made available to Namdor Inc. by EAB pursuant to the Prior Agreement.

     "Federal Funds Effective Rate" means, for any period, a fluctuating interest rate per annum equal for each day during such period to the weighted average of the rates on overnight federal funds transactions with members of the Federal Reserve System arranged by federal funds brokers, as published for such day (or, if such day is not a Business Day for the next preceding Business Day) by the Federal Reserve Bank of New York, or, if such rate is not so published for any day which is a Business Day, the average of the quotations for such day on such transactions received by the Agent from three (3) federal funds brokers of recognized standing selected by it.

     "Fee Letter" means the letter dated June 11, 1997 from EAB to the Borrower in which the Borrower agreed to pay certain fees in connection with the credit facility as described therein, as amended.

     "Field Audit" means an examination of the books and records of the Borrower and the Guarantors (exclusive of the Individual Guarantor), to be performed by employees or other representatives of the Agent.

     "Fixed Charge Coverage Ratio" means, as to the Borrower and its Consolidated Subsidiaries for any period, the ratio of (i) EBITDAR for such period to (ii) the sum of (x) interest expense for such period plus,(y) rent expense (including rent for real estate occupancy and for all other operating leases) for such period, plus (z) the principal amount of long term Debt (excluding Revolving Credit Loans) scheduled to be paid during such period. The Fixed Charge Coverage Ratio shall be measured and tested at the end of each fiscal quarter and for a period covering the four (4) fiscal quarters then ended.

     "Food Group" means, collectively, those certain assets acquired and those certain liabilities assumed of Red Apple Supermarkets, Inc., Gristede's Supermarkets, Inc., Supermarket Acquisition Corp. and City Produce Distributors, Inc., all as provided for in the Merger Agreement.

     "Funded  Debt" means,  as to any Person,  such Debt of such Person which is
(i) all indebtedness or liability for borrowed money; (ii) all indebtedness or liability for the deferred purchase price of property (excluding trade obligations); (iii) all obligations for principal as a lessee under Capital Leases, as determined in accordance with GAAP; (iv) all obligations to reimburse an issuing bank for the amount of all undrawn letters of credit, unmatured drafts accepted or other deferred payment obligations incurred under letters of credit, and (v) all liabilities of such Person under any preferred stock which, at the option of the holder or upon the occurrence of one or more certain events, is redeemable by such holder, or which, at the option of such holder is convertible into Debt.

     "Funded Debt to EBITDA Ratio" means, as to the Borrower and its Consolidated Subsidiaries for any period, the ratio of (i) Consolidated Funded Debt (as of the last day of such period) to (ii) EBITDA for such period. The Funded Debt to EBITDA Ratio shall be measured and tested at the end of each fiscal quarter and, in the case of EBITDA, for a period covering the four (4) fiscal quarters then ended.

     "GAAP" means Generally Accepted Accounting Principles.

     "Generally Accepted Accounting Principles" means those generally accepted accounting principles and practices which are recognized as such by the American Institute of Certified Public Accountants acting through the Financial Accounting Standards Board ("FASB") or through other appropriate boards or committees thereof and which are consistently applied for all periods so as to properly reflect the financial condition, operations and cash flows of a Person, except that any accounting principle or practice required to be changed by the FASB (or other appropriate board or committee of the FASB) in order to continue as a generally accepted accounting principle or practice may be so changed. Any dispute or disagreement between the Borrower and the Agent relating to the determination of Generally Accepted Accounting Principles shall, in the absence of manifest error, be conclusively resolved for all purposes hereof by the written opinion with respect thereto, delivered to the Agent, of the independent accountants selected by the Borrower and approved by the Agent for the purpose of auditing the periodic financial statements of the Borrower.

     "Guarantor"  or Guarantors"  means one or more of the Guarantors  listed on
Schedule 1 of this Agreement, and any other Person (other than the Individual Guarantor) required to guarantee the obligations of the Borrower in accordance with Section 5.01(k) of this Agreement.

     "Guaranty" or "Guaranties" means the guaranty or guaranties executed and delivered by the Guarantors pursuant to Section 3.01(j) or Section 5.01(k) of this Agreement.

     "Hazardous Materials" includes, without limit, any flammable explosives, radioactive materials, hazardous materials, hazardous wastes, hazardous or toxic substances, or related materials defined in the Comprehensive Environmental Response, Compensation, and Liability Act of 1980, as amended (42 U.S.C. Sections 9601, et seq.), the Hazardous Materials Transportation Act, as amended (49 U.S.C. Section 1801 et seq.), the Resource Conservation and Recovery Act, as amended (42 U.S.C. Sections 9601 et. seq.), and in the regulations adopted and publications promulgated pursuant thereto, or any other federal, state or local environmental law, ordinance, rule or regulation.

     "Improvement Term Loan" or "Improvement Term Loans" means, one or more, as the context requires, of the term loans made by the Banks to the Borrower pursuant to Section 2.15 of this Agreement.

     "Improvement Term Loan Commitment" shall have the meaning given such term in Section 2.15 of this Agreement.

     "Improvement Term Loan Maturity Date" means, for all Improvement Term Loans, October 31, 2002.

     "Improvement Term Loan Note" or "Improvement Term Loan Notes" means one or more, as the context requires, of the promissory notes of the Borrower payable to the order of each of the Banks, in substantially the form of Exhibit C annexed hereto, evidencing the indebtedness of the Borrower to each such Bank resulting from one or more Improvement Term Loans made by such Bank to the Borrower pursuant to this Agreement.

     "Individual Guarantor" means John Catsimatidis.

     "Interest Determination Date" means the date on which a Prime Rate Loan is converted to a Eurodollar Loan and, in the case of a Eurodollar Loan, the last day of the applicable Interest Period.

     "Interest Payment Date" means (i) as to each Eurodollar Loan, in the case of Interest Periods of three (3) months or less, the last day of each Interest Period and in the case of six (6) month Interest Periods, the ninetieth (90th) day and the last day of such Interest Period and (ii) as to each Prime Rate Loan, the last Business Day of each month.

     "Interest Period" means as to any Eurodollar Loan, the period commencing on the date of such Eurodollar Loan and ending on the numerically corresponding day in the calendar month that is one, two, three or six months thereafter, as the Borrower may elect (or, if there is no numerically corresponding day, on the last Business Day of such month); provided, however, (i) that no Interest Period for a Revolving Credit Loan, the Term Loan or an Improvement Term Loan shall end later than the Revolving Credit Maturity Date, the

Term Loan Maturity Date or the Improvement Term Loan Maturity Date, respectively
(ii) if any Interest Period would end on a day which shall not be a Business Day, such Interest Period shall be extended to the next succeeding Business Day unless such next succeeding Business Day would fall in the next calendar month, in which case such Interest Period shall end on the next preceding Business Day,
(iii) no Interest Period representing a portion of the principal required to be paid in accordance with Section 2.10 or Section 2.19 may be selected unless the outstanding Prime Rate Loans and Eurodollar Loans for which the relevant Interest Periods end on or prior to the date of such payment are in an aggregate amount which will be sufficient to make such payment, (iv) interest shall accrue from and including the first day of such Interest Period to but excluding the date of payment of such interest, and (v) no Interest Period of particular duration may be selected by the Borrower if the Agent determines, in its sole, good faith discretion, that Eurodollar Loans with such maturities are not generally available.

     "Investment" means any stock, evidence of Debt or other security of any Person, any loan, advance, contribution of capital, extension of credit or commitment therefor, including without limitation the guaranty of loans made to others (except for current trade and customer accounts receivable for services rendered in the ordinary course of business and payable in accordance with customary trade terms in the ordinary course of business) and any purchase of
(i) any security of another Person or (ii) any business or undertaking of any Person or any commitment or option to make any such purchase, or any other investment.

     "Leverage Ratio" means, as to the Borrower and its Consolidated Affiliates, the ratio of (i) Consolidated Total Unsubordinated Liabilities to (ii) the sum of (x) Consolidated Tangible Net Worth plus (y) Consolidated Subordinated Debt.

     "LIBOR Applicable Margin" shall have the meaning set forth in Sections 2.26 of this Agreement.

     "LIBOR Rate" means the rate per annum identified as the LIBOR Rate for a requested Interest Period as published on page 3750 of the Dow Jones Telerate service.

     "Lien" means any mortgage, deed of trust, pledge, security interest, hypothecation, assignment, deposit arrangement, encumbrance, lien (statutory or other), or preference, priority, or other security agreement or preferential arrangement, charge, or encumbrance of any kind or nature whatsoever, including, without limitation, any conditional sale or other title retention agreement, any financing lease having substantially the same economic effect as any of the foregoing, and the filing of any financing statement under the Uniform Commercial Code or comparable law of any jurisdiction to evidence any of the foregoing.

     "Loan" or Loans" means Revolving Credit Loans, the Term Loan and the Improvement Term Loans, or any or all as the context requires, and may refer to Prime Rate Loans and/or Eurodollar Loans, as the context requires.

     "Loan Documents" means this Agreement, the Notes, the Security Agreements, the Pledge Agreements, the Guaranties, the Commitment Letter, the Fee Letter and any other document executed or delivered pursuant to this Agreement.

     "Material Adverse Change" means, as to any Person, (i) a material adverse change in the financial condition, business, operations, properties or results of operations of such Person or (ii) any event or occurrence which is reasonably likely to have a material adverse effect on the ability of such Person to perform its obligations under the Loan Documents.

     "Maturity Dates" means, collectively, the Revolving Credit Maturity Date, the Term Loan Maturity Date and the Improvement Term Loan Maturity Dates.

     "Merger Agreement" means that certain Merger Agreement dated as of July 14, 1997 among Red Apple Group, Inc., Gristede's Supermarkets, Inc., Red Apple Supermarkets, Inc., City Produce Distributors, Inc., Supermarket Acquisition Corp., John A. Catsimatidis, the Borrower, Gristede's Operating Corp., RAS Operating Corp., SAC Operating Corp. and City Produce Operating Corp., as it may be amended or supplemented from time to time.

     "Multiemployer Plan" means a Plan described in Section 4001(a)(3) of ERISA which covers employees of the Borrower or any ERISA Affiliate.

     "Note" or "Notes" means one or more of the Revolving Credit Notes, the Term Loan Notes or the Improvement Term Loan Notes as the context requires.

     "PBGC" means the Pension Benefit Guaranty Corporation or any entity succeeding to any or all of its functions under ERISA.

     "Permitted Investments" means, (i) direct obligations of the United States of America or any governmental agency thereof, or obligations guaranteed by the United States of America, provided that such obligations mature within one year from the date of acquisition thereof; (ii) time certificates of deposit having a maturity of one year or less issued by (x) any of the Banks or (y) any other commercial bank organized and existing under the laws of the United States or any state thereof and having aggregate capital and surplus in excess of $1,000,000,000.00; (iii) money market mutual funds having assets in excess of $1,000,000,000; (iv) commercial paper rated not less than P-1 or A-1 or their equivalent by Moody's Investor Services, Inc. ("Moody") or Standard & Poor's Corporation ("S&P"), respectively; (v) tax exempt securities rated Prime 2 or better by Moody's or A-1 or better by S&P; (vi) investments, loans or advances by the Borrower in or to any Guarantor (other than the Individual Guarantor);
(vii) any other Investments, (including, without limitation, loans or advances to employees) in a maximum amount outstanding at any time of $500,000; or (viii) notes or other evidence of indebtedness from purchasers of assets from the Borrower or a Guarantor.

     "Person" means an individual, partnership, corporation (including a business trust), limited liability company, joint stock company, trust, unincorporated association, joint venture or other entity or a federal, state or local government, or a political subdivision thereof or any agency of such government or subdivision.

     "Plan" means any employee benefit plan (excluding a Multiemployer Plan) which is covered by Title IV of ERISA or is subject to the minimum funding standards under Section 412 of the Internal Revenue Code of 1986, as amended, and which is maintained, sponsored or otherwise contributed to by the Borrower or any ERISA Affiliate.

     "Pledge Agreement" or "Pledge Agreements" means the pledge agreement or pledge agreements executed and delivered by the Borrower and/or one or more Guarantors pursuant to Section 3.01(n) or 5.01(k) of this Agreement.

     "Prime Applicable Margin" shall have the meaning set forth in Section 2.26 of this Agreement.

     "Prime Rate" means the fluctuating rate per annum equal to the rate of interest publicly announced by the Agent at its principal office from time to time as its Prime Rate, each change in the Prime Rate to be effective on the date such change is announced to be effective.

     "Prime Rate Loan" means a Loan bearing interest at an interest rate determined with reference to the Prime Rate.

     "Prior Agreement" means that certain Loan and Security Agreement dated as of October 13, 1995 between EAB and Namdor, Inc., as amended.

     "Pro Rata Share of the Commitment" means, as to each Bank, the ratio, expressed as a percentage, of its Commitment to the Total Commitment.

     "Prohibited Transaction" means any transaction set forth in Section 406 of ERISA or Section 4975 of the Internal Revenue Code of 1986, as amended from time to time.

     "Regulation D" means Regulation D of the Board of Governors, as the same may be amended and in effect from time to time.

     "Regulation G" means Regulation G of the Board of Governors, as the same may be amended and in effect from time to time.

     "Regulation T" means Regulation T of the Board of Governors, as the same may be amended and in effect from time to time.

     "Regulation U" means Regulation U of the Board of Governors, as the same may be amended and in effect from time to time.

     "Regulation X" means Regulation X of the Board of Governors, as the same may be amended and in effect from time to time.

     "Reportable Event" means any of the events set forth in Section 4043 of ERISA.

     "Required Banks" means those Banks having, in the aggregate, sixty six and two thirds (66 2/3%) percent of the Total Commitment.

     "Reserve Adjusted LIBOR Rate" means, with respect to any Eurodollar Loan for any Interest Period, an interest rate per annum determined by the Agent to be equal to the quotient of (a) the LIBOR Rate divided by (b) a number equal to
1.00 minus the Eurocurrency Reserve Requirement as determined by the Agent on the date the Reserve Adjusted LIBOR Rate is determined.

     "Revolving Credit Loan" or "Revolving Credit Loans" means one or more, as the context requires, of the revolving credit loans made by the Banks to the Borrower pursuant to the terms and conditions of this Agreement.

     "Revolving Credit Maturity Date" means October 31, 1999.

     "Revolving Credit Note" or "Revolving Credit Notes" means one or more, as the context requires, of the promissory notes of the Borrower payable to the order of each of the Banks, in substantially the form of Exhibit A annexed hereto, evidencing the indebtedness of the Borrower to each such Bank resulting from Revolving Credit Loans made by such Bank to the Borrower pursuant to this Agreement.

     "Security Agreement" or "Security Agreements" means the security agreement or security agreements executed and delivered by the Borrower and the Guarantors pursuant to Section 3.01(l) or Section 5.01(k) of this Agreement.

     "Subordinated Debt" means Debt of any Person, the repayment of which the obligee has agreed in writing, or the terms of which provide, such terms to have been approved by the Agent in advance in writing, shall be subordinate and junior to the rights of the Banks with respect to Debt owing from such Person to the Banks.

     "Subsidiary" means, as to any Person, any corporation, partnership, limited liability company, joint venture or other Person whether now existing or hereafter organized or acquired: (i) in the case of a corporation, of which a majority of the securities having ordinary voting power for the election of directors (other than securities having such power only by reason of the happening of a contingency) are at the time owned by such Person and/or one or more Subsidiaries of such Person or (ii) in the case of a partnership, limited liability company, joint venture or similar entity, of which a majority of the partnership, membership or other ownership interests are at the time owned by such Person and/or one or more of its Subsidiaries.

     "Term Loan" or "Term Loans" means one or more, as the context requires, of the term loans made by the Banks to the Borrower pursuant to the terms and conditions of this Agreement.

     "Term Loan Maturity Date" means October 31, 2002.

     "Term Loan Note" or "Term Loan Notes" means one or more, as the context requires, of the promissory notes of the Borrower payable to the order of each of the Banks, in substantially the form of Exhibit B annexed hereto, evidencing the indebtedness of the Borrower to each such Bank resulting from the Term Loan made by such Bank to the Borrower pursuant to this Agreement.

     "Total  Commitment"  means the aggregate of the  Commitments of each of the
Banks,   which,  on  the  date  of  this  Agreement,   is  Twenty  Five  Million
($25,000,000.00) Dollars.

"Unfunded   Consolidated   Capital   Expenditures"  means  Consolidated  Capital
Expenditures which are not funded by Debt.

     "Unused Facility Fee" means the fee payable pursuant to Section 2.06 of this Agreement.

     SECTION 1.02. COMPUTATION OF TIME PERIODS. In this Agreement in the computation of periods of time from a specified date to a later specified date, the word "from" means "from and including" and the words "to" and "until" each means "to but excluding". All times shall be references to New York City time.

     SECTION 1.03. ACCOUNTING TERMS. Except as otherwise herein specifically provided, each accounting term used herein shall have the meaning given to it under GAAP.

                                   ARTICLE II

                          AMOUNT AND TERMS OF THE LOANS

     SECTION 2.01. THE REVOLVING CREDIT LOANS. (a) The Banks agree, severally but not jointly, on the terms and subject to the conditions of this Agreement, and in reliance upon the representations and warranties of the Credit Parties set forth in this Agreement that the Banks will, until the Revolving Credit Maturity Date, lend to the Borrower such Revolving Credit Loans as the Borrower may request from time to time, which Loans may be borrowed, repaid and reborrowed, provided, however, that (x) the aggregate outstanding Revolving Credit Loans at any one time (other than during the Cleandown Period) shall not exceed Five Million ($5,000,000.00) Dollars (the "Revolving Credit Commitment") as the Revolving Credit Commitment may be reduced pursuant to Section 2.07 hereof, (y) the aggregate outstanding Revolving Credit Loans at any time during each Cleandown Period shall not exceed Two Million Five Hundred Thousand ($2,500,000.00) Dollars and (z) each Bank's pro rata share of Revolving Credit Loans shall not exceed its Pro Rata Share of the Revolving Credit Commitment.

     (b) Each Revolving Credit Loan shall be a Prime Rate Loan or a Eurodollar Loan (or a combination thereof) as the Borrower may request subject to and in accordance with Section 2.02. Any Bank may at its option make any Eurodollar Loan by causing a foreign branch or affiliate to make such Loan, provided that any exercise of such option shall not affect the obligation of the Borrower to repay such Loan in accordance with the terms of such Bank's Revolving Credit Note. Subject to the other provisions of this Agreement, Revolving Credit Loans of more than one type may be outstanding at the same time provided, however, that not more than three (3) Eurodollar Loans may be outstanding at any time.

     SECTION 2.02. NOTICE OF REVOLVING CREDIT LOANS. (a) The Borrower shall give the Agent irrevocable written, telex, telephonic (immediately confirmed in writing) or facsimile notice (i) at least two (2) Business Days prior to each Revolving Credit Loan comprised in whole or in part of one or more Eurodollar Loans (subject to Section 2.32 hereof) and (ii) prior to 11:00 a.m. on the day of each Revolving Credit Loan consisting solely of a Prime Rate Loan. Upon receipt of such notice, the Agent shall promptly notify each Bank of the contents thereof and of the amount, type and other relevant information regarding the Loan requested. Thereupon, each Bank shall, not later than 2:00 p.m., transfer immediately available funds equal to such Bank's share of the requested borrowing to the Agent, which, provided the conditions of Section 3.01 and 3.02 of this Agreement have been met, shall thereupon transfer immediately available funds equal to the requested borrowing to the Borrower's account with the Agent. If a notice of borrowing is received by the Agent after 11:00 a.m. on a Business Day, such notice shall be deemed to have been given on the next succeeding Business Day. Any Bank's failure to make any requested Loan shall not relieve any other Bank of its obligation to make such Loan, but neither the Agent nor such other Bank shall be liable for such failure of the first Bank.

     (b) Each notice given pursuant to this Section 2.02 shall specify the date of such borrowing, the amount thereof and whether such Loan is to be (or what portion or portions thereof are to be) a Prime Rate Loan or a Eurodollar Loan and, if such Loan or any portion thereof is to consist of one or more Eurodollar Loans, the principal amounts thereof and Interest Period or Interest Periods with respect thereto. If no election as to a type of Loan is specified in such notice, such Loan (or portion thereof as to which no election is specified) shall be a Prime Rate Loan. If no election as to the Interest Period is specified in such notice with respect to any Eurodollar Loan, the Borrower shall be deemed to have selected an Interest Period of one month's duration and if a Eurodollar Loan is requested when such Loans are not available, the Borrower shall be deemed to have requested a Prime Rate Loan.

     (c) The Borrower shall have the right, on such notice to the Agent as is required pursuant to (a) above, (x) to continue any Eurodollar Loan or a portion thereof into a subsequent Interest Period (subject to availability) and (y) to convert a Prime Rate Loan into a Eurodollar Loan (subject to availability) subject to the following:

         (i) if a Default or an Event of Default shall have occurred and be continuing at the time of any proposed conversion or continuation only Interest Periods of one month's duration shall be available;

         (ii) in the case of a continuation or conversion of fewer than all Loans, the aggregate principal amount of each Eurodollar Loan continued or into which a Loan is converted shall be in the minimum principal amount of $1,000,000.00 and in increased integral multiples of $100,000.00;

         (iii) each continuation or conversion shall be effected by each Bank applying the proceeds of the new Loan to the Loan (or portion thereof) being continued or converted;

         (iv) if the new Loan made as a result of a continuation or conversion shall be a Eurodollar Loan, the first Interest Period with respect thereto shall commence on the date of continuation or conversion;

         (v) each request for a Eurodollar Loan which shall fail to state an applicable Interest Period shall be deemed to be a request for an Interest Period of one month's duration and each request for a Eurodollar Loan made when such Loans are not available shall be deemed to be a request for a Prime Rate Loan;

         (vi) in the event that the Borrower shall not give notice to continue a Eurodollar Loan as provided above, such Loan shall automatically be converted into a Prime Rate Loan at the expiration of the then current Interest Period.

     (d) Unless the Agent shall have received notice from a Bank prior to 2:00 p.m. on the requested date, that such Bank will not make available to the Agent the Loan requested to be made on such date, the Agent may assume that such Bank has made such Loan available to the Agent on such date in accordance with
Section 2.01(a) and the Agent in its sole discretion may, in reliance upon such assumption, make available to the Borrower on such date a corresponding amount on behalf of such Bank. If and to the extent such Bank shall not have so made available to the Agent the Loan requested to be made on such date and the Agent shall have so made available to the Borrower a corresponding amount on behalf of such Bank, such Bank shall, on demand, pay to the Agent such corresponding amount together with interest thereon, at the Federal Funds Effective Rate, for each day from the date such amount shall have been so made available by the Agent to the Borrower until the date such amount shall have been repaid to the Agent. If such Bank does not pay such corresponding amount promptly upon the Agent's demand therefor, the Agent shall promptly notify the Borrower and the Borrower shall, not later than one (1) Business Day following such notice, repay such corresponding amount to the Agent together with accrued interest thereon at the applicable rate or rates provided in Section 2.04.

     SECTION 2.03. REVOLVING CREDIT NOTES. (a) Each Revolving Credit Loan shall be (i) in the case of each Prime Rate Loan in the minimum principal amount of $250,000.00, and in increased integral multiples of $50,000.00 and (ii) in the case of each Eurodollar Loan in the minimum principal amount of $1,000,000.00 and in increased integral multiples of $100,000.00 (except that, if any such Prime Rate Loan so requested shall exhaust the remaining available Revolving Credit Commitment, such Prime Rate Loan may be in an amount equal to the amount of the remaining available Revolving Credit Commitment). Each Revolving Credit Loan shall be evidenced by the Revolving Credit Notes. Each Revolving Credit Note shall be dated the date hereof and be in the principal amount set forth next to the applicable Bank's name on the signature pages hereto, and shall mature on the Revolving Credit Maturity Date, at which time the entire outstanding principal balance and all interest thereon shall be due and payable. Each Revolving Credit Note shall be entitled to the benefits and subject to the provisions of this Agreement.

     (b) At the time of the making of each Revolving Credit Loan and at the time of each payment of principal thereon, each Bank is hereby authorized by the Borrower to make a notation on the schedule annexed to its Revolving Credit Note of the date and amount, and the type and Interest Period, if applicable, of the Revolving Credit Loan or payment, as the case may be. Failure to make a notation with respect to any Revolving Credit Loan shall not limit or otherwise affect the obligation of the Borrower hereunder or under the applicable Revolving Credit Note with respect to such Revolving Credit Loan, and any payment of principal by the Borrower shall not be affected by the failure to make a notation thereof on said schedule.

     SECTION 2.04. PAYMENT OF INTEREST ON THE REVOLVING CREDIT NOTES. (a) In the case of a Prime Rate Loan, interest shall be payable at a rate per annum equal to the Prime Rate plus the Prime Applicable Margin. Such interest shall be payable on each Interest Payment Date, commencing with the first Interest Payment Date after the date of such Prime Rate Loan and on the Revolving Credit Maturity Date. Any change in the rate of interest on the Revolving Credit Notes due to a change in the Prime Rate or a change in the Prime Applicable Margin shall take effect as of the date of such change in the Prime Rate or Prime Applicable Margin, as applicable.

     (b) In the case of a Eurodollar Loan, interest shall be payable at a rate per annum equal to the Reserve Adjusted LIBOR Rate plus the LIBOR Applicable Margin. Such interest shall be payable on each Interest Payment Date, commencing with the first Interest Payment Date after the date of such Eurodollar Loan and on the Revolving Credit Maturity Date. In the event Eurodollar Loans are available, the Agent shall determine the rate of interest applicable to each requested Eurodollar Loan for each Interest Period at 11:00 a.m., New York City time, or as soon as practicable thereafter, two (2) Business Days prior to the commencement of such Interest Period and shall use its best efforts to notify the Borrower and the Banks of the rate of interest so determined. Such determination shall be conclusive absent manifest error.

     (c) All interest shall be paid to the Agent for the pro rata distribution to the Banks.

     SECTION 2.05. USE OF PROCEEDS. The proceeds of the Revolving Credit Loans shall be used by the Borrower exclusively for working capital. No part of the proceeds of any Revolving Credit Loan may be used for any purpose that directly or indirectly violates or is inconsistent with, the provisions of Regulation G, T, U or X.

     SECTION 2.06. PREPAYMENT. (a) The Borrower shall have the right at any time and from time to time to prepay any Revolving Credit Loan which is a Prime Rate Loan, in whole or in part, without premium or penalty on irrevocable written notice to the Agent (to be received by the Agent prior to 12:00 p.m. on the date such prepayment is to be made) provided, however, that each such prepayment shall be on a Business Day and shall be in an aggregate principal amount which is in the minimum amount of $100,000.00 and in increased integral multiples of $50,000.00.

     (b) The Borrower shall have the right at any time and from time to time, subject to the provisions of this Agreement, including but without limitation
Section 2.30, to prepay any Revolving Credit Loan which is a Eurodollar Loan, in whole or in part, on three (3) Business Days' prior irrevocable written notice to the Agent, provided, however, that each such prepayment shall be on a Business Day and shall be in an aggregate principal amount which is in the minimum amount of $1,000,000.00 and in increased integral multiples of $100,000.00.

     (c) The notice of prepayment under this Section 2.06 shall set forth the prepayment date and the principal amount of the Loan being prepaid and shall be irrevocable and shall commit the Borrower to prepay such Loan by the amount and on the date stated therein. All prepayments shall be accompanied by accrued interest on the principal amount being prepaid to the date of prepayment. Each prepayment under this Section 2.06 shall be applied first towards unpaid interest on the amount being prepaid and then towards the principal in whole or partial prepayment of Loans as specified by the Borrower. In the absence of such specification, amounts being prepaid shall be applied first to any Prime Rate Loan then outstanding and then to Eurodollar Loans in the order of the nearest expiration of their Interest Periods.

     (d) At any time that the principal amount of outstanding Revolving Credit Loans exceed the Revolving Credit Commitment, the Borrower shall prepay so much of the Revolving Credit Loans as shall exceed the Revolving Credit Commitment. Any such prepayments shall be applied as set forth in (c) above and if such prepayments of Revolving Credit Loans shall result in a prepayment of a Eurodollar Loan other than on the last day of its Interest Period, such prepayment shall be subject to the reimbursement required by Section 2.30.

     SECTION 2.07. THE TERM LOANS. The Banks hereby agree, severally but not jointly, on the date of this Agreement, and on the terms and conditions and in reliance upon the representations and warranties of the Credit Parties hereinafter set forth in this Agreement, to make a Term Loan to the Borrower in the principal amount of TWELVE MILLION ($12,000,000.00) DOLLARS and the Borrower agrees to borrow such amount by executing and delivering to the Agent, for delivery to the Banks, the Term Loan Notes. The Term Loans, or portions thereof, shall be Prime Rate Loans or Eurodollar Loans (or a combination thereof) as the Borrower may request subject to and in accordance with Section 2.08 hereof. Any Bank may at its option make any Eurodollar Loan by causing a foreign branch or affiliate to make such Loan, provided that any exercise of such option shall not affect the obligation of the Borrower to repay such Loan in accordance with the terms of the Notes. Subject to the other provisions of this Agreement, Term Loans of more than one type may be outstanding at the same time provided, however, that not more than three (3) Eurodollar Loans may be outstanding at any time.

     SECTION 2.08. NOTICE OF TERM LOAN DESIGNATIONS. (a) The Borrower may elect to designate the Term Loan (or a portion thereof) as a Prime Rate Loan or a Eurodollar Loan by so specifying in the irrevocable notice given pursuant to this Section 2.08; provided, however, that each Eurodollar Loan requested of the Agent for any specific Interest Period shall be in the minimum principal amount of $1,000,000.00 and in increased integral multiples of $100,000.00 thereafter.

     (b)  The  Borrower  shall  give  the  Agent  irrevocable  written,   telex,
telephonic (immediately confirmed in writing) or facsimile notice

(i) at least two (2) Business Days' prior to each election to designate each Term Loan (or a portion thereof) as a Eurodollar Loan, and (ii) prior to 11:00 a.m. on the day of each election to designate each Term Loan (or a portion thereof) as a Prime Rate Loan, in each case specifying the date (which shall be a Business Day) thereof and the aggregate principal amount and, if any portion thereof is to consist of one or more Eurodollar Loans, the respective principal amounts and Interest Periods for each such Eurodollar Loan; provided that:

         (i) if the Borrower shall fail to specify the duration of an Interest Period with regard to any Eurodollar Loan in its notice, the Interest Period shall be for a period of one month; and

         (ii) if the Borrower shall fail to specify the type of Loan requested, the request shall be deemed to be a request for a Prime Rate Loan.

     (c) Upon receipt of such notice, the Agent shall promptly notify each Bank of the contents thereof and of the amount, type and other relevant information regarding the Loan requested.

     SECTION 2.09. TERM LOAN NOTES. The Term Loans shall be evidenced by the Term Loan Notes. The Term Loan Notes shall each be dated the date hereof and each of the Term Loan Notes shall mature on the Term Loan Maturity Date at which time the entire outstanding principal balance and all interest thereon shall be due and payable. The Term Loan Notes shall be entitled to the benefits and subject to the provisions of this Agreement.

     SECTION 2.10 REPAYMENT OF TERM LOAN NOTES. (a) The principal balance of each of the Term Loan Notes shall be payable in sixty (60) monthly installments, each due on the last Business Day of each month, beginning on the first such day after the date hereof and continuing on each such day thereafter. Each of the first fifty nine (59) such monthly principal installments shall be in an aggregate amount equal to $142,857.00 and the final such monthly principal installment shall be in an amount equal to the then aggregate outstanding principal balance of the Term Loan Notes.

     (b) All payments of installments on the Term Loan Notes shall be made to the Agent for the pro rata distributions to the Banks.

     SECTION 2.11 PAYMENT OF INTEREST ON THE TERM LOAN NOTES. (a) In the case of a Prime Rate Loan, interest shall be payable at a rate per annum equal to the Prime Rate plus the Prime Applicable Margin. Such interest shall be payable to the Agent, for the pro rata distribution to the Banks, on each Interest Payment Date, commencing with the first Interest Payment Date after the date of such Prime Rate Loan, on each Interest Determination Date and on the Term Loan Maturity Date. Any change in the rate of interest on the Term Loan Notes due to a change in the Prime Rate or a change in the Prime Applicable Margin shall take effect as of the date of such change in the Prime Rate or the Prime Applicable Margin.

     (b) In the case of a Eurodollar Loan, interest shall be payable at a rate per annum (computed on the basis of the actual number of days elapsed over a year of 360 days) equal to the Reserve Adjusted LIBOR Rate plus the LIBOR Applicable Margin. Such interest shall be payable to the Agent, for the pro rata distribution to the Banks on each Interest Payment Date, commencing with the first Interest Payment Date after the date of such Eurodollar Loan, on each Interest Determination Date and on the Term Loan Maturity Date. The Agent shall determine the rate of interest applicable to each requested Eurodollar Loan for each Interest Period at 11:00 a.m., New York City time, or as soon as practicable thereafter, two (2) Business Days prior to the commencement of such Interest Period and shall notify the Borrower of the rate of interest so determined. Such determination shall be conclusive absent manifest error.

     SECTION 2.12 CONVERSION AND CONTINUATION OF TERM LOANS. The Borrower shall have the right, at any time, on such notice to the Agent as set forth in Section 2.08(b) of this Agreement, (i) to continue any part of the Term Loan which is a Eurodollar Loan or portion thereof into a subsequent Interest Period (subject to availability) or (ii) to convert part of the Term Loan which is a Prime Rate Loan into a Eurodollar Loan (subject to availability), subject to the following:

     (a) if a Default or Event of Default shall have occurred and be continuing at the time of any proposed conversion or continuation only Interest Periods of one month's duration shall be available;

     (b) in the case of a continuation or conversion of fewer than all Loans, the aggregate principal amount of each Eurodollar Loan continued or converted shall be in the minimum amount of $1,000,000.00 and in increased integral multiples of $100,000.00;

     (c) each continuation or conversion shall be effected by each Bank applying the proceeds of the new Loan to the Loan (or portion thereof) being continued or converted;

     (d) if the new Loan made as a result of a continuation or conversion shall be a Eurodollar Loan, the first Interest Period with respect thereto shall commence on the date of continuation or conversion;

     (e) each request for a Eurodollar Loan which shall fail to state an applicable Interest Period shall be deemed to be a request for an Interest Period of one month;

     (f) unless sufficient Prime Rate Loans are outstanding or other Eurodollar Loans are outstanding with Interest Periods expiring prior to the next scheduled installment payment of the Term Loan Notes, and are sufficient to enable the Borrower to make such installment payments, any Eurodollar Loan, a portion of which is required to be repaid on any such installment payment date shall be automatically converted at the end of such Interest Period into a Prime Rate Loan; and

     (g) in the event that the Borrower shall not give notice to continue a Eurodollar Loan as provided above, such Loan shall automatically be converted into a Prime Rate Loan at the expiration of the then current Interest Period.

     SECTION 2.13. USE OF PROCEEDS. The proceeds of the Term Loans shall be used by the Borrower (i) to repay any indebtedness owing to EAB under the Existing Facility, (ii) to fund the payment of certain liabilities assumed by the Borrower in connection with the Acquisition, (iii) to fund the costs and expenses incurred by the Borrower in connection with this Agreement, and (iv) to finance working capital of the Borrower and to finance working capital of its Subsidiaries. No part of the proceeds of any Loan may be used for any purpose that directly or indirectly violates or is inconsistent with, the provisions of Regulations G, T, U or X.

     SECTION 2.14. PREPAYMENT. (a) Subject to the provisions of this Agreement, the Borrower shall have the right at any time and from time to time to prepay any part of the Term Loan which is a Prime Rate Loan, in whole or in part, without premium or penalty on prior irrevocable written notice to the Agent (to be received by the Agent prior to 12:00 p.m. on the date such prepayment is to be made) provided, however, that each such prepayment shall be on a Business Day and shall be in an aggregate minimum principal amount of $100,000.00 and in increased integral multiples of $50,000.00.

     (b) The Borrower shall have the right at any time and from time to time, subject to the provisions hereof and of Section 2.31, to prepay any part of the Term Loan which is a Eurodollar Loan, in whole or in part, on three (3) Business Days prior irrevocable written notice to the Agent, provided, however, that such prepayment shall be in an aggregate minimum principal amount of $1,000,000.00 and in increased integral multiples of $100,000.00.

     (c) Upon the occurrence of any Asset Sale Recapture Event, the Borrower shall, without demand or notice from the Agent, make an Asset Sale Recapture Payment. Such payment shall be applied to the Term Loan as set forth in (e) below.

     (d) Upon the existence of Excess Cash Flow for any fiscal year, the Borrower shall, without demand or notice from the Agent, and not later than the ninetieth (90th) day after the end of the fiscal year in which the Excess Cash Flow occurred, make a Cash Flow Recapture Payment. Such payment shall be applied to the Term Loan as set forth in (e) below.

     (e) The notice of prepayment under this Section 2.14 shall set forth the prepayment date and the principal amount of the Loan being prepaid and shall be irrevocable and shall commit the Borrower to prepay such Loan by the amount and on the date stated therein. All prepayments shall be accompanied by (i) accrued interest on the principal amount being prepaid to the date of prepayment and
(ii) except in the case of (x) Asset Sale Recapture Payments, (y) Cash Flow Recapture Payments and (z) prepayments made after eighteen (18) months from the date hereof, a prepayment fee of 37.5 basis points on the principal amount being prepaid. Each prepayment under this Section 2.14 shall be applied first towards unpaid interest on the principal amount being prepaid and then towards the principal in whole or partial prepayment of Loans by the Borrower. All prepayments shall be applied first to any Prime Rate Loans then outstanding and then to Eurodollar Loans outstanding in the order of the nearest expiration of their Interest Periods. All partial prepayments of the Term Loans shall be applied to installments of principal of the Term Loans in the inverse order of maturity. All principal payments or prepayments shall be made to the Agent for the pro rata distribution to the Banks.

     SECTION 2.15. THE IMPROVEMENT TERM LOANS. The Banks hereby agree, severally but not jointly, on the date of this Agreement, and on the terms and conditions and in reliance upon the representations and warranties of the Credit Parties hereinafter set forth in this Agreement, to make Improvement Term Loans to the Borrower in the maximum aggregate principal amount of EIGHT MILLION ($8,000,000.00) DOLLARS (the "Improvement Term Loan Commitment") and the Borrower agrees to borrow such amounts by executing and delivering to the Agent, for delivery to the Banks, the Improvement Term Loan Notes. The Improvement Term Loans, or portions thereof, shall be Prime Rate Loans or Eurodollar Loans (or a combination thereof) as the Borrower may request subject to and in accordance with Section 2.17 hereof. Any Bank may at its option make any Eurodollar Loan by causing a foreign branch or affiliate to make such Loan, provided that any exercise of such option shall not affect the obligation of the Borrower to repay such Loan in accordance with the terms of the Notes. Subject to the other provisions of this Agreement, Improvement Term Loans of more than one type may be outstanding at the same time.

     SECTION 2.16. DRAWDOWNS. Each Improvement Term Loan may be advanced in one or more Drawdowns. The Borrower shall give the Agent irrevocable written telex, telephonic (immediately confirmed in writing) or facsimile notice by 11:00 a.m. on the day any Drawdown is requested. On the day of such request, or on the next Business Day if the notice is received after 11:00 a.m., and provided the Borrower has satisfied all of the conditions of Sections 3.01 and 3.03, the Agent will notify each Bank of the request for the Drawdown and each Bank will, not later than 2:00 p.m., transfer immediately available funds equal to such Bank's share of the requested Drawdown to the Agent which shall thereupon transfer immediately available funds equal to the requested Drawdown to the Borrower's account with the Agent. Any Bank's failure to make any requested Drawdown shall not relieve any other Bank of its obligation to make such Drawdown, but neither the Agent nor such other Bank shall be liable for such failure of the first Bank. Each Drawdown shall be in the minimum aggregate amount of $250,000.00 and in increased integral multiples of $25,000.00, unless such Drawdown will exhaust the remaining available Improvement Term Loan
Commitment in which event the Drawdown may be in the remaining available principal amount of the Improvement Term Loan Commitment.

     SECTION 2.17. NOTICE OF IMPROVEMENT TERM LOAN DESIGNATIONS. (a) The Borrower may elect to designate an Improvement Term Loan (or a portion thereof) as a Prime Rate Loan or a Eurodollar Loan by so specifying in the irrevocable notice given pursuant to this Section 2.17; provided, however, that each Eurodollar Loan requested of the Agent for any specific Interest Period shall be in the minimum principal amount of $1,000,000.00 and in increased integral multiples of $100,000.00 thereafter.

     (b) The Borrower shall give the Agent irrevocable written, telex, telephonic (immediately confirmed in writing) or facsimile notice (i) at least two (2) Business Days' prior to each election to designate each Improvement Term Loan (or a portion thereof) as a Eurodollar Loan, and (ii) prior to 11:00 a.m. on the day of each election to designate each Improvement Term Loan (or a portion thereof) as a Prime Rate Loan, in each case specifying the date (which shall be a Business Day) thereof and the aggregate principal amount and, if any portion thereof is to consist of one or more Eurodollar Loans, the respective principal amounts and Interest Periods for each such Eurodollar Loan; provided that:

         (i) if the Borrower shall fail to specify the duration of an Interest Period with regard to any Eurodollar Loan in its notice, the Interest Period shall be for a period of one month; and

         (ii) if the Borrower shall fail to specify the type of Loan requested, the request shall be deemed to be a request for a Prime Rate Loan.

     (c) Upon receipt of such notice, the Agent shall promptly notify each Bank of the contents thereof and of the amount, type and other relevant information regarding the Loan requested.

     SECTION 2.18. IMPROVEMENT TERM LOAN NOTES. The Improvement Term Loans shall be evidenced by the Improvement Term Loan Notes. Each Drawdown shall be evidenced by a separate Improvement Term Loan Note, provided, however, that the Agent may require that any number of separate Improvement Term Loan Notes and the Improvement Term Loans evidenced thereby be consolidated into one such Improvement Term Loan Note and one such Improvement Term Loan. The Improvement Term Loan Notes shall be dated the date hereof and each of the Improvement Term Loan Notes shall mature on the Improvement Term Loan Maturity Date at which time the entire outstanding principal balance and all interest thereon shall be due and payable. The Improvement Term Loan Notes shall be entitled to the benefits and subject to the provisions of this Agreement.

     SECTION 2.19. REPAYMENT OF IMPROVEMENT TERM LOAN NOTES. (a) The principal balance of each of the Improvement Term Loan Notes shall be payable in a number of monthly installments, such number to be equal to the number of full calendar months between the date of the Improvement Term Loan and the Improvement Term Loan Maturity Date. Each such installment shall be due on the last Business Day of each month, beginning on the first such day after the date of each Improvement Term Loan and continuing on each such day thereafter.

Each of the monthly principal installments shall be in an aggregate amount equal to one sixtieth (1/60th) of the original principal amount of the Improvement Term Loan and the final such monthly principal installment shall be in an amount equal to the then aggregate outstanding principal balance of the Improvement Term Loan Notes.

     (b) All payments of installments on the Improvement Term Loan Notes shall be made to the Agent for the pro rata distributions to the Banks.

     SECTION 2.20. PAYMENT OF INTEREST ON THE IMPROVEMENT TERM LOAN NOTES. (a) In the case of a Prime Rate Loan, interest shall be payable at a rate per annum equal to the Prime Rate plus the Prime Applicable Margin. Such interest shall be payable to the Agent, for the pro rata distribution to the Banks, on each Interest Payment Date, commencing with the first Interest Payment Date after the date of such Prime Rate Loan, on each Interest Determination Date and on the Improvement Term Loan Maturity Date. Any change in the rate of interest on the Improvement Term Loan Notes due to a change in the Prime Rate or a change in the Prime Applicable Margin shall take effect as of the date of such change in the Prime Rate or the Prime Applicable Margin.

     (b) In the case of a Eurodollar Loan, interest shall be payable at a rate per annum (computed on the basis of the actual number of days elapsed over a year of 360 days) equal to the Reserve Adjusted LIBOR Rate plus the LIBOR Applicable Margin. Such interest shall be payable to the Agent, for the pro rata distribution to the Banks on each Interest Payment Date, commencing with the first Interest Payment Date after the date of such Eurodollar Loan, on each Interest Determination Date and on the Improvement Term Loan Maturity Date. The Agent shall determine the rate of interest applicable to each requested
Eurodollar Loan for each Interest Period at 11:00 a.m., or as soon as practicable thereafter, two (2) Business Days prior to the commencement of such Interest Period and shall notify the Borrower of the rate of interest so determined. Such determination shall be conclusive absent manifest error.

     SECTION 2.21. CONVERSION AND CONTINUATION OF IMPROVEMENT TERM LOANS. The Borrower shall have the right, at any time, on such notice to the Agent as set forth in Section 2.17(b) of this Agreement, (i) to continue any part of an Improvement Term Loan which is a Eurodollar Loan or portion thereof into a subsequent Interest Period (subject to availability) or (ii) to convert any part of an Improvement Term Loan which is a Prime Rate Loan into a Eurodollar Loan (subject to availability), subject to the following:

     (a) if a Default or Event of Default shall have occurred and be continuing at the time of any proposed conversion or continuation only Interest Periods of one month's duration shall be available;

     (b) in the case of a continuation or conversion of fewer than all Loans, the aggregate principal amount of each Eurodollar Loan continued or converted shall be in the minimum amount of $1,000,000.00 and in increased integral multiples of $100,000.00;

     (c) each continuation or conversion shall be effected by each Bank applying the proceeds of the new Loan to the Loan (or portion thereof) being continued or converted;

     (d) if the new Loan made as a result of a continuation or conversion shall be a Eurodollar Loan, the first Interest Period with respect thereto shall commence on the date of continuation or conversion;

     (e) each request for a Eurodollar Loan which shall fail to state an applicable Interest Period shall be deemed to be a request for an Interest Period of one month;

     (f) unless sufficient Prime Rate Loans are outstanding or other Eurodollar Loans are outstanding with Interest Periods expiring prior to the next scheduled installment payment of the Improvement Term Loan Notes, and are sufficient to enable the Borrower to make such installment payments, any Eurodollar Loan, a portion of which is required to be repaid on any such installment payment date shall be automatically converted at the end of such Interest Period into a Prime Rate Loan; and

     (g) in the event that the Borrower shall not give notice to continue a Eurodollar Loan as provided above, such Loan shall automatically be converted into a Prime Rate Loan at the expiration of the then current Interest Period.

     SECTION 2.22. USE OF PROCEEDS. The proceeds of the Improvement Term Loans shall be used by the Borrower exclusively to finance completed improvements to, and the purchase of equipment for, the Credit Parties' stores and other facilities, including completed improvements which may have been funded by the Borrower prior to the date of this Agreement and set forth on Schedule 2.22 hereto. No part of the proceeds of any Improvement Term Loan may be used for any purpose that directly or indirectly violates or is inconsistent with, the provisions of Regulations G, T, U or X.

     SECTION 2.23. PREPAYMENT. (a) Subject to the provisions of this Agreement, the Borrower shall have the right at any time and from time to time to prepay any part of an Improvement Term Loan which is a Prime Rate Loan, in whole or in part, without premium or penalty on one (1) Business Day's prior irrevocable written notice to the Agent provided, however, that each such prepayment shall be on a Business Day and shall be in an aggregate minimum principal amount of $250,000.00 and in increased integral multiples of $100,000.00.

     (b) The Borrower shall have the right at any time and from time to time, subject to the provisions hereof and of Section 2.31, to prepay any part of an Improvement Term Loan which is a Eurodollar Loan, in whole or in part, on three
(3) Business Days prior irrevocable written notice to the Agent, provided, however, that such prepayment shall be in an aggregate minimum principal amount of $1,000,000.00 and in increased integral multiples of $100,000.00.

     (c) Upon the occurrence of any Asset Sale Recapture Event, and if the Term Loan has been paid in full, the Borrower shall, without demand or notice from the Agent, make an Asset Sale Recapture Payment. Such payment shall be applied to the Improvement Term Loans as set forth in (e) below.

     (d) Upon the existence of Excess Cash Flow for any fiscal year, and if the Term Loan has been paid in full, the Borrower shall, without demand or notice from the Agent, and not later than the ninetieth (90th) day after the end of the fiscal year in which the Excess Cash Flow occurred, make a Cash Flow Recapture Payment. Such payment shall be applied to the Improvement Term Loans as set forth in (e) below.

     (e) The notice of prepayment under this Section 2.23 shall set forth the prepayment date and the principal amount of the Improvement Term Loan being prepaid and shall be irrevocable and shall commit the Borrower to prepay such Improvement Term Loan by the amount and on the date stated therein. All prepayments shall be accompanied by (i) accrued interest on the principal amount being prepaid to the date of prepayment and (ii) except in the case of (x) Asset Sale Recapture Payments, (y) Cash Flow Recapture Payments and (z) prepayments made after eighteen (18) months from the date hereof, a prepayment fee of 37.5 basis points on the principal amount being prepaid. Each prepayment under this
Section 2.23 shall be applied first towards unpaid interest on the amount being prepaid and then towards the principal in whole or partial prepayment of Improvement Term Loans by the Borrower. All prepayments shall be applied first to any Prime Rate Loans then outstanding and then to Eurodollar Loans outstanding in the order of the nearest expiration of their Interest Periods. All partial prepayments of the Improvement Term Loans shall be applied to installments of principal of the Improvement Term Loans in the inverse order of maturity. All principal payments or prepayments shall be made to the Agent for the pro rata distribution to the Banks.

     SECTION 2.24. FEES. (a) The Borrower agrees to pay to the Agent, for the pro rata distribution to the Banks, from the date each of the conditions of
Section 3.01 of this Agreement has been satisfied and for so long as the Revolving Credit Commitment or the Improvement Term Loan Commitment remains in effect, on the last Business Day of each fiscal quarter of the Borrower, and on any day that the Revolving Credit Commitment or the Improvement Term Loan Commitment is reduced or terminated, an Unused Facility Fee computed at a rate per annum equal to one quarter of one (1/4%) percent (computed on the basis of the actual number of days elapsed over 360 days) on the average daily unused amount of the Revolving Credit Commitment or the Improvement Term Loan Commitment, as applicable, such Unused Facility Fee being payable for the fiscal quarter of the Borrower, or part thereof, preceding the payment date.

     (b) The Borrower agrees to pay to the Agent not later than the third Business Day after the date of this Agreement, for its services as Agent hereunder, those fees, charges and expenses as set forth in the Fee Letter and as the Borrower and the Agent may otherwise mutually agree in a separate writing.

     SECTION 2.25. REDUCTION OF REVOLVING CREDIT COMMITMENT OR IMPROVEMENT TERM LOAN COMMITMENT. Upon at least three (3) Business Days' prior written notice to the Agent, the Borrower may irrevocably elect to have the unused Revolving Credit Commitment or the unused Improvement Term Loan Commitment terminated in whole or reduced in part provided, however, that any such partial reduction shall be in a minimum amount of $250,000.00, or whole multiples thereof. The Revolving Credit Commitment or the unused Improvement Term Loan Commitment, once terminated or reduced, shall not be reinstated without the express written approval of the Agent and the Banks. Any reduction to the Revolving Credit Commitment or the unused Improvement Term Loan Commitment shall be applied pro rata to the respective Revolving Credit Commitments or the Improvement Term Loan Commitments of each Bank.

     SECTION 2.26. APPLICABLE MARGIN. The Prime Applicable Margin and the LIBOR Applicable Margin shall each be determined on the basis of the Borrower's Funded Debt to EBITDA Ratio, as calculated based on the Borrower's consolidated financial statements for its most recent fiscal year or quarter. The Prime Applicable Margin and the LIBOR Applicable Margin shall be determined as follows:

         (i) The initial Prime Applicable Margin shall be 75 basis points and the initial LIBOR Applicable Margin shall be 250 basis points, and each shall be applicable until delivery of the Borrower's consolidated financial statements for its fiscal year ending March 1, 1998 pursuant to Section 5.01(b) hereof.

     Beginning with delivery of the Borrower's financial statements for the fiscal year ending March 1, 1998, and for each fiscal quarter thereafter:

         (ii) If the Borrower's Funded Debt to EBITDA Ratio as of the end of such fiscal year or quarter is less than 1.50 to 1.00, the Prime Applicable Margin shall be -0- basis points and the LIBOR Applicable Margin shall be 175 basis points.

         (iii) If the Borrower's Funded Debt to EBITDA Ratio as of the end of such fiscal year or quarter is equal to or greater than 1.50 to 1.00 but less than 2.00 to 1.00, the Prime Applicable Margin shall be 50 basis points and the LIBOR Applicable Margin shall be 225 basis points.

         (iv) If the Borrower's Funded Debt to EBITDA Ratio as of the end of such fiscal year or quarter is equal to or greater than 2.00 to 1.00, the Prime Applicable Margin shall be 75 basis points and the LIBOR Applicable Margin shall be 250 basis points.

     The Agent shall determine the Applicable Margins within five (5) Business Days of its receipt of all required financial statements and certificates.

     Upon the occurrence and during the continuance of a Default or an Event of Default the Prime Applicable Margin and the LIBOR Applicable Margin may, as a result of changes in the Borrower's Funded Debt to EBITDA Ratio, increase but will not decrease.

     SECTION 2.27. EUROCURRENCY RESERVE REQUIREMENT. It is understood that the cost to the Banks of making or maintaining Eurodollar Loans may fluctuate as a result of the applicability of, or change in, the Eurocurrency Reserve Requirement. The Borrower agrees to pay to the Agent on behalf of the Banks from time to time, as provided in Section 2.28 below, such amounts as shall be necessary to compensate each Bank for the portion of the cost of making or maintaining any Eurodollar Loans made by it resulting from any change in the Eurocurrency Reserve Requirement, it being understood that the rates of interest applicable to Eurodollar Loans hereunder have been determined on the basis of the Eurocurrency Reserve Requirement in effect at the time of determination of the Reserve Adjusted LIBOR Rate and that such rates do not reflect costs imposed on each Bank in connection with any change to the Eurocurrency Reserve Requirement. It is agreed that for purposes of this paragraph the Eurodollar Loans made hereunder shall be deemed to constitute Eurocurrency Liabilities as defined in Regulation D and to be subject to the reserve requirements of Regulation D without benefit or credit of proration, exemptions or offsets which might otherwise be available to each Bank from time to time under Regulation D.

     SECTION 2.28. INCREASED COSTS. If, after the date of this Agreement, the adoption of, or any change in, any applicable law, regulation, rule or directive, or any interpretation thereof by any authority charged with the administration or interpretation thereof:

         (i) subjects any Bank to any tax with respect to the Notes, the Total Commitment or on any amount paid or to be paid under or pursuant to this Agreement or the Notes (other than any tax measured by or based upon the overall net income of such Bank);

         (ii) changes the basis of taxation of payments to any Bank of any amounts payable hereunder (other than any tax measured by or based upon the overall net income of such Bank);

         (iii) imposes, modifies or deems applicable any reserve, capital adequacy or deposit requirements against any assets held by, deposits with or for the account of, or loans made by, any Bank; or

         (iv) imposes on the Agent or any Bank, any other condition affecting the Notes or this Agreement; and the result of any of the foregoing is to increase the cost to the Agent or any Bank of maintaining this Agreement or making the Loans, or to reduce the amount of any payment (whether of principal, interest or otherwise) receivable by the Agent or any Bank or to require the Agent or any Bank to make any payment on or calculated by reference to the gross amount of any sum received by them, in each case by an amount which the Agent in its sole, reasonable judgment deems material, then and in any such case:

         (a) the Agent shall promptly advise the Borrower of such event, together with the date thereof, the amount of such increased cost or reduction or payment and the way in which such amount has been calculated; and

         (b) the Borrower shall pay to the Agent on behalf of itself or such Bank, within ten (10) days after the advice referred to in subsection (a) hereinabove, such an amount or amounts as will compensate the Agent or such Bank for such additional cost, reduction or payment for so long as the same shall remain in effect.

     The determination of the Agent as to additional amounts payable pursuant to this Section 2.28 shall be conclusive evidence of such amounts absent manifest error and if made in good faith.

     SECTION 2.29. CAPITAL ADEQUACY. If the Agent or any Bank shall have reasonably determined that, subsequent to the date hereof, any change in the applicability of any law, rule, regulation or guideline, or the adoption after the date hereof of any other law, rule, regulation or guideline regarding capital adequacy, or any change in any of the foregoing or in the interpretation or administration of any of the foregoing by any governmental authority, central bank or comparable agency charged with the interpretation or administration thereof, or compliance by the Agent or such Bank (or any lending office of such Bank) or the Agent's or such Bank's holding company with any request or directive regarding capital adequacy (whether or not having the force of law) of any such authority, central bank or comparable agency, has or would have the effect of reducing the rate of return on the Agent's or such Bank's capital or on the capital of the Agent's or such Bank's holding company, if any, as a consequence of its obligations hereunder to a level below that which the Agent or such Bank or the Agent's or such Bank's holding company could have achieved but for such adoption, change or compliance (taking into consideration the Agent's or such Bank's policies and the policies of the Agent's or such Bank's holding company with respect to capital adequacy) by an amount deemed by the Agent or such Bank to be material, then from time to time the Borrower shall pay to the Agent on behalf of the Agent or such Bank such additional amount or amounts as will reasonably compensate the Agent or such Bank or its or their holding company or companies for any such reduction suffered.

     SECTION 2.30. CHANGE IN LEGALITY. (a) Notwithstanding anything to the contrary contained elsewhere in this Agreement, if any change after the date hereof in law, rule, regulation, guideline or order, or in the interpretation thereof by any governmental authority charged with the administration thereof, shall make it unlawful for any of the Banks to make or maintain any Eurodollar Loan or to give effect to its obligations as contemplated hereby with respect to a Eurodollar Loan, then, by written notice to the Borrower, the Agent, on behalf of such Bank may:

                  (i) declare that Eurodollar Loans will not thereafter be made by such Bank hereunder, whereupon the Borrower shall be prohibited from requesting such Eurodollar Loans from such Bank hereunder unless such declaration is subsequently withdrawn; and

                (ii) require that, subject to the provisions of Section 2.31, all outstanding Eurodollar Loans made by it be converted to a Prime Rate Loan, whereupon all of such Eurodollar Loans shall be automatically converted to a Prime Rate Loan as of the effective date of such notice as provided in paragraph (b) below.

         (b) For purposes of this Section 2.30, a notice to the Borrower by the Agent pursuant to paragraph (a) above shall be effective, for the purposes of paragraph (a) above, if lawful, and if any Eurodollar Loans shall then be outstanding, on the last day of the then current Interest Period; otherwise, such notice shall be effective on the date of receipt by the Borrower.

     SECTION 2.31. FUNDING LOSSES. The Borrower agrees to compensate each Bank for any loss or expense which such Bank may sustain or incur as a consequence of
(a) default by the Borrower in payment when due of the principal amount of or interest on any Eurodollar Loan, (b) default by the Borrower in making a borrowing of, conversion into or continuation of Eurodollar Loans after the Borrower has given a notice requesting the same in accordance with the provisions of this Agreement, (c) default by the Borrower in making any prepayment after the Borrower has given a notice thereof in accordance with the provisions of this Agreement or (d) the making of a prepayment of Eurodollar Loans on a day which is not the last day of an Interest Period with respect thereto, including, without limitation, in each case, any such loss or expense arising from the reemployment of funds obtained by it or from amounts payable by such Bank to lenders of funds obtained by it in order to make or maintain such Loans. Such compensation shall include an amount equal to the excess, if any, of
(i) the amount of interest which would have accrued on the amount so prepaid, or not so borrowed, converted or continued, for the period from the date of such prepayment or of such failure to borrow, convert or continue to the last day of such Interest Period (or, in the case of a failure to borrow, convert or continue, the Interest Period that would have commenced on the date of such failure) in each case at the applicable rate of interest for such Loans provided for herein, excluding, the LIBOR Applicable Margin included therein, if any, over (ii) the amount of interest (as reasonably determined by such Bank) which would have accrued to such Bank on such amount by placing such amount on deposit for a comparable period with leading banks in the interbank eurodollar market. This covenant shall survive the termination of this Agreement and the payment of the Loans and all other amounts payable hereunder for a period of ninety (90) days from the date of termination of this Agreement and the payment of the Loans and all other amounts payable hereunder. When claiming under this Section 2.31, the claiming Bank shall provide to the Borrower a statement, signed by an officer of such Bank, explaining the amount of any such loss or expense (including the calculation of such amount), which statement shall, in the absence of manifest error, and provided it is made in good faith be conclusive evidence of such amounts with respect to the parties hereto.

     SECTION 2.32. CHANGE IN LIBOR; AVAILABILITY OF RATES. In the event, and on each occasion, that, on the day the interest rate for any Eurodollar Loan is to be determined, the Agent shall have determined in good faith (which determination, absent manifest error, shall be conclusive and binding upon the Borrower) that dollar deposits in the amount of the principal amount of the requested Eurodollar Loan are not generally available in the London interbank market, or that the rate at which such dollar deposits are being offered will not adequately and fairly reflect the cost to the Banks of making or maintaining the principal amount of such Eurodollar Loan during such Interest Period, such Eurodollar Loan shall be unavailable. The Agent shall, as soon as practicable thereafter, given written, telex or telephonic notice of such determination of unavailability to the Borrower. Any request by the Borrower for an unavailable Eurodollar Loan shall be deemed to have been a request for a Prime Rate Loan. After such notice shall have been given and until the Agent shall have notified the Borrower that the circumstances giving rise to such unavailability no longer exist, each subsequent request for an unavailable Eurodollar Loan shall be deemed to be a request for a Prime Rate Loan.

     SECTION 2.33. AUTHORIZATION TO DEBIT BORROWER'S ACCOUNT. The Agent is hereby authorized to debit the Borrower's account maintained with the Agent for
(i) all scheduled payments of principal and/or interest or fees under the Notes,
(ii) the Agent's fees, and (iii) all other amounts due hereunder; all such debits to be made on the days such payments are due in accordance with the terms hereof.

     SECTION 2.34. LATE CHARGES, DEFAULT INTEREST. (a) If the Borrower shall default in the payment of any principal installment of or interest on any Loan, or any other amount becoming due hereunder, upon the consent and determination of the Required Banks, the Borrower shall pay to the Agent for the pro rata distribution to the Banks interest, to the extent permitted by law, on such defaulted amount up to the date of actual payment (after as well as before judgment) at an increased rate per annum (computed on the basis of the actual number of days elapsed over a year of

360 days) of up to a rate equal to three (3%) percent in excess of the interest rate otherwise in effect with respect to the type of Loan in connection with which the required payments have not been made.

         (b) Upon the occurrence and during the continuation of an Event of Default, upon the consent and determination of the Required Banks, the Borrower shall pay to the Agent, for the pro rata distribution to the Banks, interest, to the extent permitted by law, on the Loans outstanding (after as well as before judgment) at an increased rate per annum (computed on the basis of the actual number of days elapsed over a year of 360 days) of up to a rate equal to three (3%) percent in excess of the interest rate otherwise in effect hereunder.

     SECTION 2.35. Payments. All payments by the Borrower hereunder or under the Notes shall be made in U.S. dollars in immediately available funds at the office of the Agent by 2:00 p.m. on the date on which such payment shall be due.

     SECTION 2.36. Interest Adjustments. (a) If the provisions of this Agreement or the Notes would at any time otherwise require payment by the Borrower to any Bank of any amount of interest in excess of the maximum amount then permitted by applicable law the interest payments shall be reduced to the extent necessary so that such Bank shall not receive interest in excess of such maximum amount. To the extent that, pursuant to the foregoing sentence, the Agent shall receive interest payments on behalf of the Banks hereunder or under the Notes in an amount less than the amount otherwise provided, such deficit (hereinafter called the "Interest Deficit") will cumulate and will be carried forward (without interest) until the termination of this Agreement. Interest otherwise payable to any Bank hereunder or under the Notes for any subsequent period shall be increased by such maximum amount of the Interest Deficit that may be so added without causing such Bank to receive interest in excess of the maximum amount then permitted by applicable law.

         (b) The amount of the Interest Deficit at the time of any complete payment of the Loans at that time outstanding (other than an optional prepayment thereof) shall be cancelled and not paid.

     SECTION 2.37. Interest Rate Hedge Contract. Upon the request of the Required Banks, the Borrower shall enter into interest rate hedge agreements with a term of two (2) years with the Agent, an affiliate of the Agent or any other bank reasonably acceptable to the Agent (and, in the case of such other bank, shall deliver copies of the hedge agreements to the Agent) to purchase interest rate caps for a maximum notional value of $10,000,000.00.

                                   ARTICLE III

                              CONDITIONS OF LENDING

     SECTION 3.01. CONDITIONS PRECEDENT TO THE MAKING OF THE INITIAL REVOLVING CREDIT LOAN, THE INITIAL DRAWDOWN AND THE TERM LOAN. The obligation of the Banks to make the initial Revolving Credit Loans, the initial Drawdown and the Term Loan contemplated by this Agreement are each subject to the condition precedent that the Agent and the Banks shall have received from the Borrower and the Guarantors on or before the date of this Agreement the following, each dated such day, in form and substance satisfactory to the Agent and its counsel:

     (a) A Revolving Credit Note, duly executed by the Borrower and payable to the order of each of the Banks.

     (b) A Term Loan Note, duly executed by the Borrower and payable to the order of each of the Banks.

     (c) An Improvement Term Loan Note, duly executed by the Borrower and payable to the order of each of the Banks.

     (d) Certified (as of the date of this Agreement) copies of (i) the resolutions of the Board of Directors of the Borrower authorizing the Loans and authorizing and approving this Agreement and the other Loan Documents and the execution, delivery and performance thereof, (ii) the resolutions of the shareholders of the Borrower approving the Acquisition, and (iii) all documents evidencing other necessary corporate action and governmental approvals, if any, with respect to this Agreement and the other Loan Documents.

     (e) Certified (as of the date of this Agreement) copies of the resolutions of the Boards of Directors and the shareholders of each of the Guarantors, authorizing and approving this Agreement, their Guaranties and any other Loan Document applicable to the Guarantors, and the execution, delivery and performance thereof and certified copies of all documents evidencing other necessary corporate action and governmental approvals, if any, with respect to this Agreement, their Guaranties and the other Loan Documents.

     (f) A certificate of the Secretary or an Assistant Secretary (attested to by another officer) of the Borrower certifying: (i) the names and true signatures of the officer or officers of the Borrower authorized to sign this Agreement, the Notes and the other Loan Documents to be delivered hereunder on behalf of the Borrower; and (ii) a copy of the Borrower's by-laws as complete and correct on the date of this Agreement.

     (g) A Certificate of the Secretary or an Assistant Secretary (attested to by another officer) of each of the Guarantors certifying (i) the names and true signatures of the officer or officers of the Guarantors authorized to sign this Agreement, their Guaranties and any other Loan Documents to be delivered hereunder on behalf of the Guarantors; (ii) a copy of each of the Guarantors' by-laws as complete and correct on the date of this Agreement; and (iii) the stock ownership of each Guarantor.

     (h) Copies of the certificate of incorporation and all amendments thereto of the Borrower and the Guarantors certified in each case by the Secretary of State (or equivalent officer) of the state of incorporation of each of the Borrower and the Guarantors and a certificate of existence and good standing with respect to the Borrower and the Guarantors from the Secretary of State (or equivalent officer) of the state of incorporation of the Borrower and the Guarantors) and from the Secretary of State (or equivalent officer) of any state in which the Borrower or the Guarantors are authorized to do business.

     (i) An opinion of Lowenthal, Landau, Fischer & Bring, P.C., counsel for the Borrower and the Guarantors as to certain matters referred to in Article IV hereof and as to such other matters as the Agent or its counsel may reasonably request.

     (j) From each of the Guarantors, an executed Guaranty.

     (k) From the Individual Guarantor, an executed guaranty in the form of Exhibit E annexed hereto.

     (l) From the Borrower and each of the Guarantors, an executed Security Agreement giving to the Agent, on behalf of the Banks a first priority security interest in all assets of the Borrower and the Guarantors including, but not limited to, all personal property, equipment, fixtures, inventory, accounts, chattel paper and general intangibles all whether now owned or hereafter acquired (the "Collateral"). Such Collateral shall not include the Borrower's or any Guarantor's interest as a tenant under any leases of real estate.

     (m) From the Borrower and each of the Guarantors, UCC-1 filings perfecting the Agent's security interests in the Collateral.

     (n) From the Borrower and any Guarantor which owns all or any of the stock of another Guarantor or any Subsidiary of the Borrower, a Pledge Agreement granting to the Agent, on behalf of the Banks, a first priority security interest in all of the stock in such Guarantor and/or Subsidiary.

     (o) From the Borrower and any Guarantor executing and delivering a Pledge Agreement, the stock certificate(s) for the shares pledged thereunder, together with a stock power executed in blank.

     (p) Intentionally omitted.

     (q) Intentionally omitted.

     (r) A property damage insurance policy for the Collateral in the amount of the replacement value of the Collateral naming the Agent as loss payee with insurance companies acceptable to the Agent. The policies shall provide for thirty (30) days notice to the Agent of cancellation or change.

     (s) From the Borrower, copies of all of the Borrower's credit agreements, loan agreements, indentures, mortgages and other documents relating to the extension of credit.

     (t) From the Borrower, evidence satisfactory to the Agent and its counsel that the Acquisition has closed.

     (u) Receipt and satisfactory review by the Agent and the Banks of the reaffirmation dated October 30, 1997 to the opinion of Coopers and Lybrand LLP dated July 14, 1997, together with any revisions or additions thereto, such reaffirmation, revisions or additions to reflect no opinions, assumptions, facts or other data which the Agent and the Banks reasonably determine to be materially and adversely different from the opinion previously delivered.

     (v) From the Borrower, the fees and expenses to be paid pursuant to this Agreement, the Commitment Letter and the Fee Letter.

     (w) The Agent and the Banks shall, prior to the date of this Agreement, have completed their due diligence reviews of the Borrower, the results of which shall be satisfactory to the Agent and the Banks in their sole discretion.

     (x) The following statements shall be true and the Agent shall have received a certificate signed by the President or Chief Financial Officer of the Borrower dated the date hereof, stating that:

          (i) The representations and warranties contained in Article IV of this Agreement and in the other Loan Documents are true and correct on and as of such date; and

     (ii) No Default or Event of Default has occurred and is continuing, or would result from the making of the initial Revolving Credit Loans or the Term Loan.

     (y) All legal matters incident to this Agreement and the Loan transactions contemplated hereby shall be reasonably satisfactory to Cullen and Dykman, counsel to the Agent.

     (z) Receipt by the Agent of such other approvals, opinions or documents as the Agent or its counsel may reasonably request.

     SECTION 3.02. CONDITIONS PRECEDENT TO ALL REVOLVING CREDIT LOANS. The obligation of the Banks to make each Revolving Credit Loan shall be subject to the further condition precedent that on the date of such Revolving Credit Loan:

     (a) The following statements shall be true and the Agent shall have received a certificate signed by the President or the Chief Financial Officer of the Borrower dated the date of such Revolving Credit Loan, stating that:

          (i) The representations and warranties contained in Article IV of this Agreement and in the other Loan Documents are true and correct in all material respects on and as of such date as though made on and as such date (provided that the representation made in Section 4.01(f) shall be deemed made as to the then most recent fiscal year and interim period financial statements delivered to the Agent and the Banks and any other representation that refers to a specific date shall be restated as of such date); and

          (ii) No Default or Event of Default has occurred and is continuing, or would result from such Revolving Credit Loan.

     (b) The Agent shall have received such other approvals, opinions or documents as the Agent or its counsel may reasonably request.

     SECTION 3.03. CONDITIONS PRECEDENT TO THE MAKING OF ALL DRAWDOWNS. The obligation of each Bank to make its share of each Drawdown shall be subject to the condition precedent that the Agent and the Banks shall have received on or before the date of such Loans all of the documents required by Section 3.01 and each of the following, in form and substance satisfactory to the Agent and its counsel:

     (a) The following statements shall be true and the Agent shall have received a certificate signed by the President or the Chief Financial Officer of the Borrower dated the date of such Loan:

          (i)  Stating  that  the  representations  and  warranties contained in
Article IV of this Agreement and in the other Loan Documents are true and correct in all material respects on and as of such date as though made on and as of such date (provided that the representation made in Section 4.01(f) shall be deemed made as to the then most recent fiscal year and interim period financial statements delivered to the Agent and the Banks and any other representation that refers to a specific date shall be restated as of such date);

          (ii) Stating that no Default or Event of Default has occurred and is continuing, or would result from the making of the Drawdown;

          (iii) Describing the goods and/or services being financed with the Drawdown, together with the name and address of each vendor receiving $25,000.00 or more of the proceeds of such Drawdown; and

          (iv) Stating that the improvements being financed with the Drawdown have been completed and paid for in full and/or that the equipment being financed with the Drawdown has been delivered and paid for in full.

     (b) Additional Documentation. The Agent shall have received such other approvals, opinions, or documents as the Agent or its counsel may reasonably request, including, but without limitation, copies of invoices and other documentation reasonably satisfactory to the Agent evidencing the completion of the store improvements or the purchase of equipment financed with such Drawdown.

                                   ARTICLE IV

                         REPRESENTATIONS AND WARRANTIES

     SECTION 4.01. REPRESENTATIONS AND WARRANTIES. On the date of this Agreement and on each date that the Borrower requests a Revolving Credit Loan or an Improvement Term Loan, the Borrower and each of the Guarantors represent and warrant as follows:

     (a) Subsidiaries. On the date hereof, the only Subsidiaries of the Borrower or a Guarantor are those set forth on Schedule 4.01(a) annexed hereto, which Schedule accurately sets forth with respect to each such Subsidiary, its name and address, any other addresses at which it conducts business, its state of incorporation and each other jurisdiction in which it is qualified to do business and the identity and share holdings of its stockholders. Except as set forth on Schedule 4.01(a), all of the issued and outstanding shares of each Subsidiary which are owned by the Borrower or a Guarantor are owned by the Borrower or such Guarantor free and clear of any mortgage, pledge, lien or encumbrance. Except as set forth on Schedule 4.01(a), there are not outstanding any warrants, options, contracts or commitments of any kind entitling any Person to purchase or otherwise acquire any shares of common or capital stock or other equity interest of the Borrower or any Guarantor or any Subsidiary of the Borrower or a Guarantor, nor are there outstanding any securities which are convertible into or exchangeable for any shares of the common or capital stock of the Borrower or any Guarantor or any Subsidiary of the Borrower or a Guarantor.

     (b) Good Standing. The Borrower and the Guarantors are each corporations duly incorporated, validly existing and in good standing under the laws of the States of their respective incorporation and each has the corporate power to own their assets and to transact the business in which they are presently engaged and are duly qualified and are in good standing in such other jurisdictions where failure to qualify or otherwise maintain such standing could result in a Material Adverse Change in the Borrower or in the Borrower and the Guarantors, taken as a whole.

     (c) Due Execution, Etc. The execution, delivery and performance by the Borrower and each Guarantor of the Loan Documents to which they are a party are within the Borrower's and the Guarantors' corporate power and have been duly authorized by all necessary corporate action and do not and will not (i) require any consent or approval of the stockholders of the Borrower or Guarantors other than those already obtained; (ii) do not contravene the Borrower's or any of the Guarantors' certificates of incorporation, charters or by-laws; (iii) violate any provision of any law, rule, regulation, contractual restriction, order, writ, judgment, injunction, or decree, determination or award binding on or affecting the Borrower or any Guarantor; (iv) result in a breach of or constitute a default under any indenture or loan or credit agreement, or any other agreement, lease or instrument to which the Borrower or any Guarantor is a party or by which it or its properties may be bound or affected; or (v) result in, or require, the creation or imposition of any Lien (other than the Lien of the Loan Documents) upon or with respect to any of the properties now owned or hereafter acquired by the Borrower or any Guarantor.

     (d) No Consents Required. No authorization or approval or other action by, and no notice to or filing with, any governmental authority or regulatory body is required for the due execution, delivery and performance by the Borrower or any Guarantor of any Loan Document to which it is a party, except authorizations, approvals, actions, notices or filings which have been obtained, taken or made, as the case may be.

     (e) Validity and Enforceability. The Loan Documents when delivered hereunder will have been duly executed and delivered on behalf of the Borrower and each Guarantor, as the case may be, and will be legal, valid and binding obligations of the Borrower and each Guarantor, as the case may be, enforceable against the Borrower or such Guarantor in accordance with their respective terms except as enforcement thereof may be limited by bankruptcy, insolvency, reorganization, moratorium or other similar laws or equitable principles affecting the enforcement of creditors rights.

     (f) Financial Statements. The consolidated financial statements of the Borrower and its Consolidated Subsidiaries for the fiscal year ended March 2, 1997, and for the most recent interim fiscal period, and the combining financial statements of the Borrower and the Food Group for the fiscal year ended March 2, 1997, copies of which have been furnished to the Agent and the Banks, fairly present the financial condition of the Borrower and its Consolidated Subsidiaries and the Borrower and the Food Group as at such dates and the results of operations of the Borrower and its Consolidated Subsidiaries and the Borrower and the Food Group for the periods ended on such dates, all in accordance with GAAP, and since such dates there has been (i) other than as set forth in Schedule 4.01(f) hereto, no material increase in the liabilities of the Borrower and its Consolidated Subsidiaries or the Food Group and (ii) no Material Adverse Change in the Borrower or any of its Consolidated Subsidiaries or the Food Group.

     (g) No Litigation. Except as disclosed in Schedule 4.01(g), there is no pending or, to the Borrower's knowledge, threatened in writing, action, proceeding or investigation affecting the Borrower, any Guarantor or any Subsidiary of the Borrower or a Guarantor, before any court, governmental agency or arbitrator, which either in one case or in the aggregate, is reasonably likely to result in a Material Adverse Change in the Borrower or in the Borrower and the Guarantors, taken as a whole.

     (h) Taxes. The Borrower and each Guarantor have filed all federal, state and local tax returns required to be filed and have paid all taxes, assessments and governmental charges and levies thereon to be due, including interest and penalties. Other than as set forth in Schedule 4.01(h) hereto, the federal income tax liability of the Borrower and each Guarantor has been finally determined and satisfied for all taxable years up to and including the taxable year ending March 3, 1996.

     (i) Licenses, Etc. The Borrower, each Guarantor and each Subsidiary of the Borrower or each Guarantor possess all licenses, permits, franchises, patents, copyrights, trademarks and trade names, or rights thereto, to conduct their respective businesses substantially as now conducted and as presently proposed to be conducted, and, to their knowledge, neither the Borrower, any Guarantor nor any such Subsidiary are in violation of any similar rights of others.

     (j) Burdensome Agreements. Neither the Borrower nor any of the Guarantors are a party to any indenture, loan or credit agreement or any other agreement, lease or instrument or subject to any charter, corporate or partnership restriction which could result in a Material Adverse Change in the Borrower or in the Borrower and the Guarantors, taken as a whole. Neither the Borrower nor any Guarantor is in default in any respect in the performance, observance, or fulfillment of any of the obligations or covenants contained in any agreement or instrument material to its business.

     (k) Margin Stock. The Borrower is not engaged in the business of extending credit for the purpose of purchasing or carrying margin stock (within the meaning of Regulation G, T, U or X), and no proceeds of any Loan will be used to purchase or carry any margin stock or to extend credit to others for the purpose of purchasing or carrying any margin stock or in any other way which will cause the Borrower to violate the provisions of Regulations G, T, U or X.

     (l) Compliance With Laws. The Borrower, each Guarantor and each Subsidiary of the Borrower or a Guarantor are in compliance with all federal and state laws and regulations in all jurisdictions where the failure to comply with such laws or regulations could result in a Material Adverse Change in the Borrower or in the Borrower and the Guarantors, taken as a whole.

     (m) ERISA. The Borrower, each Guarantor, each Subsidiary of the Borrower or a Guarantor and each ERISA Affiliate are in compliance with all applicable provisions of ERISA. Neither a Reportable Event nor a Prohibited Transaction has occurred and is continuing with respect to any Benefit Arrangement or Plan (and to the best of their knowledge, to any Multiemployer Plan); no notice of intent to terminate a Plan has been filed nor has any Plan been terminated; no circumstances exist which constitute grounds under Section 4042 of ERISA entitling the PBGC to institute proceedings to terminate, or appoint a trustee to administrate a Plan, nor has the PBGC instituted any such proceedings; neither the Borrower, any Guarantor, any Subsidiary of the Borrower or a Guarantor, nor any ERISA Affiliate has completely or partially withdrawn under Sections 4201 or 4204 of ERISA from a Multiemployer Plan. The Borrower, each Guarantor, each Subsidiary of the Borrower or a Guarantor and each ERISA
Affiliate:

          (i) have met their minimum funding requirements under ERISA with respect to all of their Plans;

          (ii) have made when due any and all payments required to be made under any agreement relating to a Multiemployer Plan and that to the best of their knowledge, each Multiemployer Plan is able to pay benefits thereunder when due;

          (iii) represent that for all Plans, the present fair market value of all Plan assets exceeds the present value of all vested benefits under each Plan, as determined on the most recent valuation date of the Plan, determined on Financial Accounting Statements 35 and 36 basis for such Plan;

          (iv) represent that to the extent that any Benefit Arrangement is insured, they have paid when due all premiums required to be paid; and to the extent that any Benefit Arrangement is funded other than with insurance, they have made when due all contributions required to be paid;

          (v) represent that for each Benefit Arrangement, Plan, and to the best of their knowledge each Multiemployer Plan, that neither the Borrower, any Guarantor, any such Subsidiary nor any ERISA Affiliate has incurred any liability to the PBGC under ERISA.

     (n) Hazardous Materials. The Borrower, each Guarantor and each Subsidiary of the Borrower or a Guarantor are in compliance with all federal, state or local laws, ordinances, rules, regulations or policies governing Hazardous Materials and neither the Borrower, any Guarantor nor any such Subsidiary has used Hazardous Materials on, from, or affecting any property now owned or occupied or hereafter owned or occupied by the Borrower, any Guarantor or any such Subsidiary in any manner which violates federal, state or local laws, ordinances, rules, regulations or policies governing the use, storage, treatment, transportation, manufacture, refinement, handling, production or disposal of Hazardous Materials, and to the Borrower's, Guarantors' and such Subsidiaries' knowledge, no prior owner of any such property or any tenant, subtenant, prior tenant or prior subtenant have used Hazardous Materials on, from or affecting such property in any manner which violates federal, state or local laws, ordinances, rules, regulations, or policies governing the use, storage, treatment, transportation, manufacture, refinement, handling, production or disposal of Hazardous Materials.

     (o) Use of Proceeds. The proceeds of the Revolving Credit Loans, the Term Loan and the Improvement Term Loans shall be used exclusively for the purposes set forth in Section 2.05, Section 2.15 and Section 2.23, respectively of this Agreement.

     (p) No Liens. The properties and assets of the Borrower and the Guarantors are not subject to any Lien other than those described in Section 5.02(a) hereof.

     (q) Casualties. Neither the business nor the properties of the Borrower, any Guarantor or any Subsidiary of the Borrower or a Guarantor are affected by any fire, explosion, accident, strike, hail, earthquake, embargo, act of God or of the public enemy, or other casualty (whether or not covered by insurance), which could result in a Material Adverse Change in the Borrower or in the Borrower and the Guarantors, taken as a whole.

     (r) Solvency of Guarantors. The liability of the Guarantors as a result of the execution of their respective Guaranties and the execution of this Agreement shall not cause the liabilities (including contingent liabilities) of each of the Guarantors to exceed the fair saleable value of their respective assets.

     (s) Advantage to Guarantors. The Guarantors acknowledge they have derived or expect to derive a financial or other advantage from the Loans obtained by the Borrower from the Banks.

     (t) Credit Agreements. Schedule 4.01(t) is a complete and correct list of all credit agreements, indentures, purchase agreements, guaranties, Capital Leases, and other investments, agreements and arrangements presently in effect providing for or relating to extensions of credit (including agreements and arrangements for the issuance of letters of credit or for acceptance financing) in respect of which the Borrower or any Guarantor is in any manner directly or contingently obligated, and the maximum principal or face amounts of the credit in question, outstanding or to be outstanding, are correctly stated, and all Liens of any nature given or agreed to be given as security therefor are correctly described or indicated in such Schedule and neither the Borrower nor any Guarantor is in default with respect to its obligations thereunder.

                                    ARTICLE V

                            COVENANTS OF THE BORROWER

     SECTION 5.01. AFFIRMATIVE COVENANTS. So long as (i) the Total Commitment shall be in effect or (ii) any amount shall remain outstanding under any of the Notes, the Borrower and each of the Guarantors will, unless the Required Banks shall otherwise consent in writing:

     (a) Compliance with Laws, Etc. Comply, and cause each Subsidiary of the Borrower or a Guarantor to comply, with all applicable laws, rules, regulations and orders, where the failure to so comply could result in a Material Adverse Change in the Borrower or in the Borrower and the Guarantors, taken as a whole.

     (b) Reporting Requirements. Furnish to the Agent and each of the Banks:

          (i) Annual Financial Statements. As soon as available and in any event not later than the date it is required to be filed with the Securities and Exchange Commission, a copy of Form 10-K for each fiscal year of the Borrower, including the audited consolidated financial statements of the Borrower and its Consolidated Affiliates for such year, including a balance sheet with a related statement of income and retained earnings and statement of cash flows, all in reasonable detail and setting forth in comparative form the figures for the previous fiscal year, together with an unqualified opinion, prepared by BDO Seidman, LLP or such other independent certified public accountants selected by the Borrower and reasonably satisfactory to the Agent, all such financial statements to be prepared in accordance with GAAP.

          (ii) Quarterly Financial Statements. As soon as available and in any event not later than the date it is required to be filed with the Securities and Exchange Commission, a copy of Form 10-Q for each fiscal quarter of the Borrower, including the consolidated financial statements of the Borrower and its Consolidated Affiliates for such quarter and for year to date, including a balance sheet with a related statement of income and retained earnings and a statement of cash flows, all in reasonable detail and setting forth in comparative form the figures for the comparable quarter and comparable year to date period for the previous fiscal year, all such financial statements to be prepared by management of the Borrower in accordance with GAAP.

          (iii) Consolidating Financial Statements. (1) As soon as available and in any event within ninety (90) days after the end of each fiscal year of the Borrower and within sixty (60) days after the end of each of the first three fiscal quarters of the Borrower, a copy of the consolidating financial statements of the Borrower and its operating Subsidiaries for such year or quarter, including balance sheets with related statements of income and retained earnings and statements of cash flows, all in reasonable detail and setting forth in comparative form the figures for the previous fiscal year or previous fiscal quarter, all such financial statements to be prepared by management of the Borrower in accordance with GAAP, and (2) as soon as available and in any event within sixty (60) days after the end of each fiscal quarter the Borrower (including the fourth fiscal quarter), a copy of a financial schedule showing EBITDA operating results by store location for such quarter, prepared by management of the Borrower.

          (iv) Form 8-K. As soon as it is filed, a copy of the Form 8-K filed by the Borrower with the Securities and Exchange Commission with respect to the Acquisition, together with all financial statements and schedules related thereto.

          (v) Management Letters. Promptly upon receipt thereof, copies of any reports submitted to the Borrower or any Guarantor by independent certified public accountants in connection with examination of the financial statements of the Borrower and each Guarantor made by such accountants.

          (vi) Certificate of No Default. Simultaneously with the delivery of the financial statements referred to in Section 5.01(b)(i) and (ii), a certificate of the President or the Chief Financial Officer of the Borrower (1) certifying that no Default or Event of Default has occurred and is continuing, or if a Default or Event of Default has occurred and is continuing, a statement as to the nature thereof and the action which is proposed to be taken with respect thereto; and (2) with computations demonstrating compliance with the covenants contained in Section 5.03.

          (vii) Notice of Litigation. Promptly after the commencement thereof, notice of all actions, suits and proceedings before any court or governmental department, commission, board, bureau, agency, or instrumentality, domestic or foreign, affecting the Borrower, any Guarantor or any Subsidiary of the Borrower or a Guarantor which, if determined adversely to the Borrower, any Guarantor or any such Subsidiary could result in a Material Adverse Change in the Borrower and the Guarantors, taken as a whole.

          (viii) Notice of Defaults and Events of Default. As soon as possible and in any event within five (5) days after the occurrence of each Default or Event of Default, a written notice setting forth the details of such Default or Event of Default and the action which is proposed to be taken by the Borrower with respect thereto.

          (ix) ERISA Reports. Promptly after the filing or receiving thereof, copies of all reports, including annual reports, and notices which the Borrower any Guarantor and any Subsidiary of the Borrower or a Guarantor, files with or receives from the PBGC or the U.S. Department of Labor under ERISA; and as soon as possible after the Borrower, any Guarantor or any such Subsidiary knows or has reason to know that any Reportable Event or Prohibited Transaction has occurred with respect to any Plan or that the PBGC or the Borrower, any Guarantor or any such Subsidiary has instituted or will institute proceedings under Title IV of ERISA to terminate any Plan, the Borrower or such Guarantor will deliver to the Agent a certificate of the President or the Chief Financial Officer of the Borrower or such Guarantor setting forth details as to such Reportable Event or Prohibited Transaction or Plan termination and the action the Borrower or such Guarantor proposes to take with respect thereto.

          (x) Reports to Other Creditors. Promptly after the furnishing thereof, copies of any statement or report furnished to any other party pursuant to the terms of any indenture, loan, or credit or similar material agreement and not otherwise required to be furnished to the Agent pursuant to any other clause of this Section 5.01(b).

          (xi) Proxy Statements, Etc. Promptly after the sending or filing thereof, copies of all proxy statements, financial statements and reports which the Borrower or any Guarantor sends to its public stockholders, and copies of all regular, periodic, and special reports, and all registration statements which the Borrower or any Guarantor files with the Securities and Exchange Commission or any governmental authority which may be substituted therefor, or with any national securities exchange.

          (xii) Personal Financial Statements. At least once in each calendar year, and not later than fifteen (15) months after the last delivery of such financial statement, a copy of the personal financial statement of the Individual Guarantor dated as of date not more than six (6) months prior to the date of delivery.

          (xiii) Lease Status Certificate. As soon as available and in any event within sixty (60) days after the end of each fiscal quarter, a certificate from the chief financial officer of the Borrower setting forth the Credit Parties' payment status for all leases of real property, in form and substance reasonable satisfactory to the Agent.

          (xiv) General Information. Such other information respecting the condition or operations, financial or otherwise, of the Borrower, any Guarantor or any Subsidiary of the Borrower or a Guarantor as the Bank may from time to time reasonably request.

     (c) Taxes. Pay and discharge, and cause its Subsidiaries to pay and discharge, all taxes, assessments and governmental charges upon it or them, its or their income and its or their properties prior to the dates on which penalties are attached thereto, unless and only to the extent that (i) such taxes shall be contested in good faith and by appropriate proceedings by the Borrower, any Guarantor or any such Subsidiary, as the case may be, and (ii) there be adequate reserves therefor in accordance with GAAP entered on the books of the Borrower, any Guarantor or any such Subsidiary.

     (d) Corporate Existence. Preserve and maintain, and cause its Subsidiaries to preserve and maintain, their corporate existence and good standing in the jurisdiction of their incorporation and the rights, privileges and franchises of the Borrower, each

Guarantor and each such Subsidiary in each case where failure to so preserve or maintain could result in a Material Adverse Change in the Borrower or any of the Guarantors.

     (e) Maintenance of Properties and Insurance. (i) Keep, and cause any Subsidiaries to keep, the respective properties and assets (tangible or intangible) that are useful and necessary in its business, in good working order and condition, reasonable wear and tear excepted; and (ii) maintain, and cause any Subsidiaries to maintain, insurance with financially sound and reputable insurance companies or associations in such amounts and covering such risks as are usually carried by companies engaged in similar businesses and owning properties doing business in the same general areas in which the Borrower, any Guarantors and any such Subsidiaries operate.

     (f) Books of Record and Account. Keep and cause any Subsidiaries to keep, adequate records and proper books of record and account in which complete entries will be made in a manner to enable the preparation of financial statements in accordance with GAAP, reflecting all financial transactions of the Borrower, the Guarantors, and any such Subsidiaries.

     (g) Visitation; Field Audit. (a) From time to time, permit the Agent or any of the Banks or any agents or representatives thereof, to examine and make copies of and abstracts from the books and records of, and visit the properties of, the Borrower or any Guarantor and to discuss the affairs, finances and accounts of the Borrower or any Guarantor with any of the respective executive officers or directors of the Borrower or such Guarantor or the Borrower's or such Guarantor's independent accountants.

          (b) From time to time, allow the Bank to conduct, and cooperate with the Bank in connection therewith, a Field Audit. The expense of such Field Audit shall be for the account of the Borrower, provided that as long as no Default or Event of Default exists, the cost of such Field Audits shall not exceed $5,000.00 in any fiscal year of the Borrower.

          (c) Any Field Audits or other visitations shall be made during normal business hours and on reasonable notice. The Agent shall use its best efforts to preserve the confidentiality of any non-public information obtained by it.

     (h) Performance and Compliance with Other Agreements. Perform and comply with each of the provisions of each and every agreement the failure to perform or comply with which would be reasonably likely to result in a Material Adverse Change in the Borrower or in the Borrower and the Guarantors, taken as a whole.

     (i) Pension Funding. Comply with the following and cause each ERISA Affiliate of the Borrower, any Guarantor or any Subsidiary of the Borrower or a Guarantor to comply with the following:

          (i) engage solely in transactions which would not subject any of such entities to either a civil penalty assessed pursuant to Section 502(i) of ERISA or a tax imposed by Section 4975 of the Internal Revenue Code in either case in an amount in excess of $25,000.00;

          (ii) make full payment when due of all amounts which, under the provisions of any Plan or ERISA, the Borrower, any Guarantor, any such Subsidiary or any ERISA Affiliate of any of same is required to pay as contributions thereto;

          (iii) all applicable provisions of the Internal Revenue Code and the regulations promulgated thereunder, including but not limited to Section 412 thereof, and all applicable rules, regulations and interpretations of the Accounting Principles Board and the Financial Accounting Standards Board;

          (iv) not fail to make any payments in an aggregate amount greater than $25,000.00 to any Multiemployer Plan that the Borrower, any Guarantor, any such Subsidiary or any ERISA Affiliate may be required to make under any agreement relating to such Multiemployer Plan, or any law pertaining thereto; or

          (v) not take any action regarding any Plan which could result in the occurrence of a Prohibited Transaction.

     (j) Licenses. Maintain at all times, and cause each Subsidiary to maintain at all times, all licenses or permits necessary to the conduct of its business or as may be required by any governmental agency or instrumentality thereof, the failure to maintain would be reasonably likely to result in a Material Adverse Change in the Borrower or in the Borrower and the Guarantors, taken as a whole.

     (k) New Subsidiaries and Affiliates. Cause any Affiliate of the Borrower or any Guarantor formed after the date of this Agreement, to (x) become a guarantor of all obligations of the Borrower under this Agreement and the other Loan Documents, (y) to secure its obligations with a security interest in all of its personal property and (z) become a party to this Agreement. The parent company of any such Affiliate shall pledge its shares in such Affiliate to the Agent for the benefit of the Banks.

     (l) Agent's Fees.  Pay to the Agent (i) an annual  administrative  fee, and
(ii) those fees (other than the annual administrative fee), in each case as set forth in the Fee Letter.

     (m) Trademarks. The Borrower shall deliver or cause to be delivered to the Bank certified copies of all trademarks owned by the Borrower and the Guarantors within thirty (30) days of the date of this Agreement. The Borrower and the Guarantors, as the case may be, shall enter into a Trademark Security Agreement for each of such trademarks within thirty (30) days of the date hereof.

     SECTION 5.02. NEGATIVE COVENANTS. So long as (i) the Total Commitment shall be in effect or (ii) any amount shall remain outstanding under any of the Notes, neither the Borrower nor any of the Guarantors will, without the written consent of the Required Banks:

     (a) Liens, Etc. Create, incur, assume or suffer to exist, any Lien, upon or with respect to any of its properties, now owned or hereafter acquired, except:

          (i) Liens in favor of the Banks  securing  Debt  permitted  by Section
5.02;

          (ii) Liens for taxes or assessments or other government charges or levies if not yet due and payable or if due and payable if they are being contested in good faith by appropriate proceedings and for which appropriate reserves are maintained;

          (iii) Liens imposed by law, such as mechanics', materialmen's, landlords', warehousemen's, and carriers' Liens, and other similar Liens, securing obligations incurred in the ordinary course of business which are not past due or which are being contested in good faith by appropriate proceedings and for which appropriate reserves have been established;

          (iv) Liens under workers' compensation, unemployment insurance, Social Security, or similar legislation;

          (v) Liens, deposits, or pledges to secure the performance of bids, tenders, contracts (other than contracts for the payment of money), leases (permitted under the terms of this Agreement), public or statutory obligations, surety, stay, appeal, indemnity, performance or other similar bonds, or other similar obligations arising in the ordinary course of business;

          (vi) Liens described in Schedule 5.02(a), provided that no such Liens shall be renewed, extended or refinanced except for the refinance of the then outstanding balance of Debt secured by such Lien;

          (vii) Judgment and other similar Liens arising in connection with court proceedings (other than those described in Section 6.01(f)), provided (i) the execution or other enforcement of such Liens is effectively stayed and the claims secured thereby are being actively contested in good faith and by appropriate proceedings, or (ii) any such judgment is fully covered by insurance;

          (viii) Easements, rights-of-way, restrictions, and other similar encumbrances which, in the aggregate, do not materially interfere with the Borrower's or a Guarantor's occupation, use and enjoyment of the property or assets encumbered thereby in the normal course of its business or materially impair the value of the property subject thereto; and

          (ix) Purchase money Liens on any property hereafter acquired or the assumption of any Lien on property (excluding leases for the use or occupation of real property) existing at the time of such acquisition, or a Lien incurred in connection with any conditional sale or other title retention agreement or a Capital Lease, provided that:

               (1) Any property subject to any of the foregoing is acquired by the Borrower or any Guarantor in the ordinary course of its respective business and the Lien on any such property is created contemporaneously with such acquisition;

               (2) The obligation secured by any Lien so created, assumed, or existing shall not exceed one hundred (100%) percent of lesser of cost or fair market value of the property acquired as of the time of the Borrower or any Guarantor acquiring the same;

               (3) Each such Lien shall attach only to the property so acquired and fixed improvements thereon;

               (4) The Debt secured by all such Liens shall not exceed $2,500,000.00 at any time outstanding in the aggregate; and

               (5) The obligation secured by such Lien is permitted by the provisions of Section 5.02(b) and the related expenditure is permitted by the provisions of Section 5.03(b).

     (b) Debt. Create, incur, assume, or suffer to exist, any Debt, except:

          (i) Debt of the Borrower under this Agreement or the Notes;

          (ii) Debt described in Schedule 5.02(b), provided that no such Debt shall be renewed, extended or refinanced except for the refinance of the then outstanding balance of such Debt;

          (iii) Accounts payable to trade creditors for goods or services and current operating liabilities (other than for borrowed money), in each case incurred and paid in the ordinary course of business, unless contested in good faith and by appropriate proceedings;

          (iv) Debt of the Borrower or any Guarantor secured by purchase money Liens permitted by Section 5.02(a)(ix); and

          (v) Inter Company Debt

     (c) Lease Obligations. Create, incur, assume, or suffer to exist any obligation as lessee for the rental or hire of any real or personal property, except (i) Capital Leases permitted by Section 5.02(a); (ii) leases existing on the date of this Agreement and any extensions or renewals thereof; (iii) leases for the use and occupancy of real property (other than leases described in clause (i) or (ii)) which do not, in the aggregate, require the

Borrower and the Guarantors to make payments (including taxes, insurance, maintenance, and similar expenses which the Borrower or any Guarantor is required to pay under the terms of any lease) in any fiscal year of the Borrower in excess of that amount of incremental "Average Annual Cost" during each fiscal year of the Borrower set forth in the schedule below, it being the intent of this clause (iii) that the Borrower may enter into such leases which add not more than such amounts of incremental "Average Annual Cost" in each fiscal year, and (iv) all other operating leases (other than leases described in (i), (ii) or (iii)), which do not, in the aggregate, require the Borrower and the Guarantors to make annual payments under such leases in excess of $1,000,000.00 in the aggregate over the term of this Agreement. For purposes hereof, "Average Annual Cost" shall mean the total amount to be paid by the lessee under any lease over the term of such lease, for any and all purposes, including rent, escalations, taxes, operating costs, pass throughs, electric and other utility costs, commissions, build-outs, and all other amounts payable to or for the benefit of the lessor divided by the term of the lease, in years.

                               Real Estate Leases
                               ------------------

     Fiscal Year Ending in                             Average Annual Cost
     ---------------------                             -------------------

     1998                                              $500,000.00*

     1999                                              $1,500,000.00

     2000                                              $2,000,000.00

     2001 and thereafter                               $3,000,000.00


*for the period beginning with the date of this Agreement

     (d) Merger. Merge into, or consolidate with or into, or have merged into it, any Person (for the purpose of this subsection (d), the acquisition or sale by the Borrower or any Guarantor by lease, purchase or otherwise, of all, or substantially all, of the common stock or the assets of any Person or of it shall be deemed a merger of such Person with the Borrower or any Guarantor) other than a merger of a Subsidiary into its parent corporation and other than as contemplated by the Acquisition.

     (e) Sale of Assets, Etc. Sell, assign, transfer, lease or otherwise dispose of any of its assets, (including a saleleaseback transaction) with or without recourse, except for (i) inventory disposed of in the ordinary course of business; (ii) the sale or other disposition of assets no longer used or useful in the conduct of its business; and (iii) upon notice to the Agent, rights as a tenant under leases of real estate provided that (x) not more than one (1) such lease shall be sold during each fiscal year of the Borrower and (y) the Borrower complies with the provisions of Section 2.23(c) of this Agreement.

     (f) Investments, Etc. Make any Investment other than Permitted Investments.

     (g) Transactions With Affiliates. Except in the ordinary course of business and pursuant to the reasonable requirements of the Borrower's, a Guarantor's or a Subsidiary's business and upon fair and reasonable terms no less favorable to the Borrower, or the Guarantor or the Subsidiary than would be obtained in a comparable arm's length transaction with a Person not an Affiliate, enter into any transaction, including, without limitation, the purchase, sale, or exchange of property or the rendering of any service, with any Affiliate.

     (h) Prepayment of Outstanding Debt. Pay, in whole or in part, any outstanding Debt (other than the Loans) of the Borrower or any Guarantor which by its terms is not then due and payable.

     (i) Guarantees. Guaranty, or in any other way become directly or contingently obligated for any Debt of any other Person (including any agreements relating to working capital maintenance, take or pay contracts or similar arrangements) other than (i) the endorsement of negotiable instruments for deposit in the ordinary course of business; (ii) guarantees existing on the date hereof and set forth in Schedule 5.02(i) annexed hereto, or (iii) guarantees of Debt permitted hereunder.

     (j) Change of Business. Materially alter the nature of its business.

     (k) Fiscal Year. Change the ending date of its fiscal year.

     (l) Losses. Incur a net loss for (i) the period beginning on the date of this Agreement and ending on March 1, 1998 or (ii) any fiscal year thereafter.

     (m)  Accounting  Policies.   Change  any  accounting  policies,  except  as
permitted by GAAP.

     (n) Change of Tax Status. Change its tax reporting status as a C corporation.

     (o) Change in Ownership. Fail or cease to maintain the ownership by John Catsimatidis, directly or indirectly, of a majority of such classes of voting stock of the Borrower and the Guarantors such as would enable the holder thereof to elect a majority of the members of the Board of Directors of the Borrower and each Guarantor.

     (p) Management. Fail to retain John Catsimatidis in a reasonably active full time capacity in the management of the Borrower and Guarantors.

     (q) Hazardous Material. The Borrower, each Guarantor and each Subsidiary of the Borrower or a Guarantor shall not cause or permit any property owned or occupied by the Borrower, any Guarantor or any such Subsidiary to be used to generate, manufacture, refine, transport, treat, store, handle, dispose, transfer, produce or process Hazardous Materials, except in compliance with all applicable federal, state and local laws or regulations nor shall the Borrower, any Guarantor or any such Subsidiary cause or permit, as a result of any intentional or unintentional act or omission on the part of the Borrower, any Guarantor or any such Subsidiary or any tenant or subtenant, a release of Hazardous Materials onto any property owned or occupied by the Borrower, any Guarantor or any such Subsidiary or onto any other property. The Borrower, each Guarantor and each such Subsidiary shall not fail to comply with all applicable federal, state and local laws, ordinances, rules and regulations, whenever and by whomever triggered, and shall not fail to obtain and comply with, any and all approvals, registrations or permits required thereunder. The Borrower and the Guarantors shall execute any documentation reasonably required by the Agent in connection with the representations, warranties and covenants contained in this paragraph and Section 4.01 of this Agreement.

     SECTION 5.03. FINANCIAL REQUIREMENTS. So long as (i) the Total Commitment shall be in effect or (ii) any amount shall remain outstanding under any of the
Notes:

     (a) Minimum Consolidated Tangible Net Worth. The Borrower and Guarantors will maintain at all times a Consolidated Tangible Net Worth ("TNW") of not less than the following, to be tested quarterly:

            Period                                 Minimum TNW
            ------                                 -----------

            From the date of this Agreement        $12,500,000.00
            until May 30, 1998

            From May 31, 1998 until                $14,500,000.00
            May 29, 1999

            From May 30, 1999 until                $16,500,000.00
            May 27, 2000

            From May 28, 2000 and                  $18,500,000.00
            thereafter.

     (b) Unfunded Consolidated Capital Expenditures. The Borrower, the Guarantors and their respective Subsidiaries will not make Unfunded Consolidated Capital Expenditures in excess of the amounts set forth below in the aggregate during any fiscal year:

Fiscal Year Ending In                        Amount
---------------------                        ------

1998                                         $500,000.00*

1999                                         $1,000,000.00

2000                                         $1,250,000.00

2001                                         $1,500,000.00

*for the period beginning with the date of this Agreement

     (c) Leverage Ratio. The Borrower and the Guarantors will at all times maintain a Leverage Ratio, to be tested quarterly, of not greater than the following:

                Period                              Leverage Ratio
                ------                              --------------

                From the date of this Agreement     3.00 to 1.00
                until May 30, 1998

                From May 31, 1998 until             2.50 to 1.00
                May 29, 1999

                From May 30, 1999 until             2.25 to 1.00
                May 27, 2000

                From May 28, 2000 and               2.00 to 1.00
                thereafter.

     (d) Funded Debt to EBITDA Ratio. The Borrower and Guarantors will maintain at all times on a consolidated basis, a Funded Debt to EBITDA Ratio, to be tested quarterly, of not greater than the following:

               Period                     Funded Debt to EBITDA Ratio
               ------                     ---------------------------
         From August 30, 1998 until               2.50 to 1.0
         August 28, 1999

         From August 29, 1999 until               2.25 to 1.0
         August 26, 2000

         From August 27, 2000 and                 2.00 to 1.00
         thereafter.

     (e) Fixed Charge Coverage Ratio. The Borrower and Guarantors will maintain at all times, beginning with the fiscal quarter ending May 31, 1998, on a consolidated basis, a minimum Fixed Charge Coverage Ratio of not less than 1.25 to 1.0, such ratio to be tested quarterly.

     (f) Debt Service Ratio. The Borrower and Guarantors will maintain at all times, beginning with the fiscal quarter ending May 31, 1998, on a consolidated basis, a minimum Debt Service Ratio of not less than 1.50 to 1.0, such ratio to be tested quarterly.

     (g) Minimum EBITDA. The Borrower and the Guarantors shall have minimum EBITDA of $2,000,000.00 for the last nine months of fiscal year 1998.

                                   ARTICLE VI

                                EVENTS OF DEFAULT

     SECTION 6.01. EVENTS OF DEFAULT. If any of the following events ("Events of Default") shall occur and be continuing:

     (a) The Borrower shall fail to pay any installment of principal of, or interest on, any of the Notes when due, or any fees or other amounts owed in connection with this Agreement; or

     (b) Any representation or warranty made by the Borrower or any Guarantor herein or in the Loan Documents or which is contained in any certificate, document, opinion, or financial or other statement furnished at any time under or in connection with any Loan Document shall prove to have been incorrect in any material respect when made; or

     (c) The Borrower or any Guarantor shall fail to perform any term, covenant, or agreement contained in this Agreement in any other Loan Document (other than the Notes) on its part to be performed or observed; or

     (d) The Borrower, any Guarantor, or any Subsidiary of the Borrower or a Guarantor shall fail to pay any Debt in a minimum outstanding principal balance of $250,000.00 (excluding Debt evidenced by the Notes) of the Borrower, any Guarantor or any such Subsidiary (as the case may be), or any interest or premium thereon, when due (whether by scheduled maturity, required prepayment, acceleration, demand or otherwise) and such failure shall continue after the applicable grace period, if any, specified in the agreement or instrument relating to such Debt; or any other default under any agreement or instrument relating to any such Debt, or any other event shall occur and shall continue after the applicable grace period, if any, specified in such agreement or instrument, if the effect of such default or event is to accelerate the maturity of such Debt; or any such Debt shall be declared to be due and payable, or required to be prepaid (other than by a regularly scheduled required prepayment), prior to the stated maturity thereof; or

     (e) The Borrower, any Guarantor or any Subsidiary of the Borrower or a Guarantor shall generally not pay its Debts as such Debts become due, or shall admit in writing its inability to pay its Debts generally, or shall make a general assignment for the benefit of creditors; or any proceeding shall be instituted by or against the Borrower, any Guarantor or any such Subsidiary seeking to adjudicate it a bankrupt or insolvent, or seeking liquidation, winding up, reorganization, arrangement, adjustment, protection, relief, or composition of it or its Debts under any law relating to bankruptcy, insolvency or reorganization or relief of debtors, or seeking the entry of an order for relief or the appointment of a receiver, trustee, or other similar official for it or for any substantial part of its property and if instituted against the Borrower, any Guarantor or any such Subsidiary shall remain undismissed for a period of 30 days; or the Borrower, any Guarantor or any such Subsidiary shall take any action to authorize any of the actions set forth above in this subsection (e); or

     (f) Any judgment or order or combination of judgments or orders for the payment of money, in excess of $500,000.00 in the aggregate, which sum shall not be subject to full, complete and effective insurance coverage, shall be rendered against the Borrower, any Guarantor or any Subsidiary of the Borrower or a Guarantor and either (i) enforcement proceedings shall have been commenced by any creditor upon such judgment or order or (ii) there shall be any period of 90 consecutive days during which a stay of enforcement of such judgment or order, by reason of a pending appeal or otherwise, shall not be in effect; or

     (g) Any Guarantor shall fail to perform or observe any term or provision of its Guaranty or any representation or warranty made by any Guarantor (or any of its officers or partners) in connection with such Guarantor's Guaranty shall prove to have been incorrect in any material respect when made; or

     (h) Any of the following events occur or exist with respect to the Borrower, any Guarantor, any Subsidiary of the Borrower or a Guarantor, or any ERISA Affiliate: (i) any Prohibited Transaction involving any Plan; (ii) any Reportable Event with respect to any Plan; (iii) the filing under Section 4041 of ERISA of a notice of intent to terminate any Plan or the termination of any Plan; (iv) any event or circumstance that might constitute grounds entitling the PBGC to institute proceedings under Section 4042 of ERISA for the termination of, or for the appointment of a trustee to administer, any Plan, or the institution of the PBGC of any such proceedings; (v) complete or partial withdrawal under Section 4201 or 4204 of ERISA from a Multiemployer Plan or the reorganization insolvency, or termination of any Multiemployer Plan; and in each case above, such event or condition, together with all other events or conditions, if any, could in the opinion of the Agent subject the Borrower, any Guarantor, any such Subsidiary or any ERISA Affiliate to any tax, penalty, or other liability to a Plan, a Multiemployer Plan, the PBGC, or otherwise (or any combination thereof) which in the aggregate exceeds or may exceed $500,000.00; or

     (i) This Agreement or any other Loan Document, at any time after its execution and delivery and for any reason, ceases to be in full force and effect in all material respects or shall be declared to be null and void, or the validity or enforceability of any document or instrument delivered pursuant to this Agreement shall be contested by the Borrower, any Guarantor or any party to such document or instrument or the Borrower, any Guarantor or any party to such document or instrument shall deny that it has any or further liability or obligation under any such document or instrument; or

     (j) An event of default specified in any Loan Document other than this Agreement shall have occurred and be continuing.

     SECTION 6.02. REMEDIES ON DEFAULT. Upon the occurrence and continuance of an Event of Default the Agent may, and at the request of the Required Banks shall, by notice to the Borrower take any or all of the following actions: (i) terminate the Commitment, (ii) declare the Notes, all interest thereon and all other amounts payable under this Agreement to be forthwith due and payable, whereupon the Commitment shall be terminated, the Notes, all such interest, and all such other amounts shall become and be forthwith due and payable, without presentment, demand, protest or further notice of any kind, all of which are hereby expressly waived by the Borrower and (iii) proceed to enforce its rights whether by suit in equity or by action at law, whether for specific performance of any covenant or agreement contained in this Agreement or any Loan Document, or in aid of the exercise of any power granted in either this Agreement or any Loan Document or proceed to obtain judgment or any other relief whatsoever appropriate to the enforcement of its rights, or proceed to enforce any other legal or equitable right which the Agent or the Banks may have by reason of the occurrence of any Event of Default hereunder or under any Loan Document, provided, however, upon the occurrence of an Event of Default referred to in
Section 6.01(e), the Commitment shall be immediately terminated, the Notes, all interest thereon, and all other amounts payable under this Agreement shall be immediately due and payable without presentment, demand, protest or further notice of any kind, all of which are hereby expressly waived by the Borrower. Any amounts collected pursuant to action taken under this Section 6.02 shall be applied to the payment of, first, any costs incurred by the Agent in taking such action, including but without limitation reasonable attorneys fees and expenses, second, to payment of the accrued interest on the Notes and third, to payment of the unpaid principal of the Notes.

     SECTION 6.03. REMEDIES CUMULATIVE. No remedy conferred upon or reserved to the Agent or the Banks hereunder or in any Loan Document is intended to be exclusive of any other available remedy, but each and every such remedy shall be cumulative and in addition to every other remedy given under this Agreement or any Loan Document or now or hereafter existing at law or in equity. No delay or omission to exercise any right or power accruing upon any Event of Default shall impair any such right or power or shall be construed to be a waiver thereof, but any such right and power may be exercised from time to time and as often as may be deemed expedient. In order to entitle the Agent or the Banks to exercise any remedy reserved in this Article VI, it shall not be necessary to give any notice, other than such notice as may be herein expressly required in this Agreement or in any Loan Document.

                                   ARTICLE VII

                  THE AGENT; RELATIONS AMONG BANKS AND BORROWER

     SECTION 7.01. APPOINTMENT, POWERS AND IMMUNITIES OF AGENT. Each Bank hereby irrevocably appoints and authorizes the Agent to act as its agent hereunder and under any other Loan Document with such powers as are specifically delegated to the Agent by the terms of this Agreement and any other Loan Document, together with such other powers as are reasonably incidental thereto. The Agent shall have no duties or responsibilities except those expressly set forth in this Agreement and any other Loan Document, and shall not by reason of this Agreement be a trustee or fiduciary for any Bank. The Agent shall not be responsible to the Banks for any recitals, statements, representations or warranties made by the Borrower or the Guarantors, or any officer or official of the Borrower or Guarantors, or any of them, or any other Person contained in this Agreement or any other Loan Document, or in any certificate or other document or instrument referred to or provided for in, or received by any of them under, this Agreement or any other Loan Document, or for the value, legality, validity, effectiveness, genuineness, enforceability or sufficiency of this Agreement or any other Loan Document or any other document or instrument referred to or provided for herein or therein, except as explicitly provided herein, or for the failure by the Borrower, the Guarantors, or any of them to perform any of their or its respective obligations hereunder or thereunder. The Agent may employ agents and attorneys-in-fact and shall not be responsible, except as to money or securities received by it or its authorized agents, for the negligence or misconduct of any such agents or attorneys-in-fact selected by it with reasonable care. Except as otherwise explicitly provided herein, neither the Agent nor any of its directors, officers, employees or agents shall be liable or responsible to any Bank for any action taken or omitted to be taken by it or them hereunder or under any other Loan Document or in connection herewith or therewith, except for its or their own gross negligence or wilful misconduct. The Borrower shall pay any fee agreed to in writing by the Borrower and the Agent with respect to the Agent's services hereunder.

     SECTION 7.02. RELIANCE BY AGENT. The Agent shall be entitled to rely upon any certification, notice or other communication (including any thereof by telephone, telex, telegram or cable) believed by it to be genuine and correct and to have been signed or sent by or on behalf of the proper Person or Persons, and upon advice and statements of legal counsel, independent accountants and other experts selected by the Agent with reasonable care. The Agent may deem and treat each Bank as the holder of the Loans made by it for all purposes hereof unless and until a notice of the permitted transfer thereof satisfactory to, the Agent signed by such Bank shall have been furnished to the Agent but the Agent shall not be required to deal with any Person who has acquired a participation in any Loan from a Bank. As to any matters not expressly provided for by this Agreement or any other Loan

Document, the Agent shall in all cases be fully protected in acting, or in refraining from acting, hereunder in accordance with instructions signed by the Required Banks, and such instructions of the Required Banks and any action taken or failure to act pursuant thereto shall be binding on all of the Banks and any other holder of all or any portion of any Loan.

     SECTION 7.03. DEFAULTS. The Agent shall not be deemed to have knowledge of the occurrence of a Default or Event of Default (other than the non-payment of principal of or interest on the Loans) unless the Agent has actual knowledge of any Default or Event of Default or has received notice from a Bank or the Borrower specifying such Default or Event of Default and stating that such notice is a "Notice of Default." In the event that the Agent receives such a notice of, or otherwise has actual knowledge of the occurrence of a Default or Event of Default, the Agent shall give prompt notice thereof to the Banks (and shall give each Bank prompt notice of each such non-payment). The Agent shall (subject to Section 7.08) take such action with respect to such Default or Event of Default which is continuing as shall be directed by the Required Banks; provided that, unless and until the Agent shall have received such directions, the Agent may take such action, or refrain from taking such action, with respect to such Default or Event of Default as it shall deem advisable in the best interest of the Banks; and provided further that the Agent shall not be required to take any such action which it determines to be contrary to law.

     SECTION 7.04. RIGHTS OF AGENT AS A BANK. With respect to the Loans made by it, the Agent in its capacity as a Bank hereunder shall have the same rights and powers hereunder as any other Bank and may exercise the same as though it were not acting as the Agent, and the term "Bank" or "Banks" shall, unless the context otherwise indicates, include the Agent in its capacity as a Bank. The Agent or any Bank and their respective Affiliates may (without having to account therefor to any other Bank except as otherwise expressly provided in this Agreement) accept deposits from, lend money to (on a secured or unsecured basis), and generally engage in any kind of banking, trust or other business with, the Borrower, the Guarantors or any of them (and any of their Affiliates); provided that no payment or lien priority shall be given to the Agent or to any Bank for any other transaction without the express written approval of all of the other Banks. In the case of EAB, it may do so as if it were not acting as the Agent, and the Agent may accept fees and other consideration from the Borrower, the Guarantors or any of them for services in connection with this Agreement or otherwise without having to account for the same to the Banks. Although the Agent or a Bank or any of their respective Affiliates may in the course of such relationships and relationships with other Persons acquire information about the Borrower, the Guarantors, their Affiliates and such other Persons, neither the Agent nor such Bank shall have any duty to the other Banks or the Agent to disclose such information to the other Banks or the Agent except as otherwise provided herein with respect to the occurrence of an Event of Default.

     SECTION 7.05. INDEMNIFICATION OF AGENT. The Banks agree to indemnify the Agent (to the extent not reimbursed under Section 8.04 or under the applicable provisions of any other Loan Document, but without limiting the obligations of the Borrower and Guarantors under Section 8.04 or such provisions), ratably in accordance with their respective percentages of the Total Commitment (without giving effect to any participation in all or any portion of the Total Commitment sold by them to any other Person), for any and all liabilities, obligations, losses, damages, penalties, actions, judgments, suits, costs, expenses or disbursements of any kind and nature whatsoever which may be imposed on, incurred by or asserted against the Agent in any way relating to or arising out of this Agreement, any other Loan Document or any other documents contemplated by or referred to herein or the transactions contemplated hereby or thereby (including, without limitation, the costs and expenses which the Borrower and Guarantors are obligated to pay under Section 8.04 or under the applicable provisions of any other Loan Document but excluding, unless a Default or Event of Default has occurred, normal administrative costs and expenses incidental to the performance of its agency duties hereunder) or the enforcement of any of the terms hereof or thereof or of any such other documents or instruments; provided that no Bank shall be liable for any of the foregoing to the extent they arise from the gross negligence or wilful misconduct of the party to be indemnified.

     SECTION 7.06. DOCUMENTS. It is the responsibility of the Borrower to forward to each Bank, on or before the due dates set forth herein, a copy of each report, notice or other document required by this Agreement or any other Loan Document to be delivered to the Agent. The Agent is not responsible for forwarding such information to the Banks.

     SECTION 7.07. NON-RELIANCE ON AGENT AND OTHER BANKS. Each Bank agrees that it has, independently and without reliance on the Agent or any other Bank, and based on such documents and information as it has deemed appropriate, made its own credit analysis of the Borrower, the Guarantors and their Subsidiaries and decision to enter into this Agreement and that it will, independently and without reliance upon the Agent or any other Bank, and based on such documents and information as it shall deem appropriate at the time, continue to make its own analysis and decisions in taking or not taking action under this Agreement or any other Loan Document. The Agent shall not be required to keep itself informed as to the performance or observance by the Borrower or Guarantors of this Agreement or any other Loan Document or any other document referred to or provided for herein or therein or to inspect the properties or books of the Borrower, the Guarantors or any Subsidiary. Except for notices, reports and other documents and information expressly required to be furnished to the Banks by the Agent hereunder, the Agent shall not have any duty or responsibility to any other Bank to provide any Bank with any credit or other information concerning the affairs, financial condition or business of the Borrower, the Guarantors or any Subsidiary (or any of their Affiliates) which may come into the possession of the Agent or of its Affiliates. The Agent shall not be required to file this Agreement, any other Loan Document or any document or instrument referred to herein or therein, or record or give notice of this Agreement, any other Loan Document or any document or instrument referred to herein or therein, to any Person.

     SECTION 7.08. FAILURE OF AGENT TO ACT. Except for action expressly required of the Agent hereunder, the Agent shall in all cases be fully justified in failing or refusing to act hereunder unless it shall have received further assurances (which may include cash collateral) of the indemnification obligations of the Banks under Section 7.05 in respect of any and all liability and expense which may be incurred by it by reason of taking or continuing to take any such action.

     SECTION 7.09. RESIGNATION OF AGENT. Subject to the appointment and acceptance of a successor Agent as provided below, the Agent may resign at any time by giving written notice thereof to the Banks and the Borrower. Upon any such resignation, the Required Banks shall have the right to appoint a successor Agent which shall have an office in New York State and shall be subject to the reasonable approval of the Borrower. If no successor Agent shall have been so appointed by the Required Banks and shall have accepted such appointment within 30 days after the retiring Agent's giving of notice of resignation, then the retiring Agent may, on behalf of the Banks, appoint a successor Agent, which shall be a bank which has an office in New York, New York. The Required Banks or the retiring Agent, as the case may be, shall upon the appointment of a Successor Agent promptly so notify the Borrower, the Guarantors and the other Banks. Upon the acceptance of any appointment as Agent hereunder by a successor Agent, such successor Agent shall thereupon succeed to and become vested with all the rights, powers, privileges and duties of the retiring Agent, and the retiring Agent shall be discharged from its duties and obligations hereunder. After any retiring Agent's resignation as Agent, the provisions of this Article 7 shall continue in effect for its benefit in respect of any actions taken or omitted to be taken by it while it was acting as the Agent.

     SECTION 7.10. AMENDMENTS CONCERNING AGENCY FUNCTION. The Agent shall not be bound by any waiver, amendment, supplement or modification of this Agreement or any other Loan Document which affects its duties hereunder or thereunder unless it shall have given its prior written consent thereto.

     SECTION 7.11. LIABILITY OF AGENT. The Agent shall not have any liabilities or responsibilities to the Borrower, the Guarantors or any of them on account of the failure of any Bank to perform its obligations hereunder or to any Bank on account of the failure of the Borrower, the Guarantors or any of them to perform their or its obligations hereunder or under any other Loan Document.

     SECTION 7.12. TRANSFER OF AGENCY FUNCTION. Without the consent of the Borrower, the Guarantors or any Bank, the Agent may at any time or from time to time transfer its functions as Agent hereunder to any of its offices wherever located, provided that the Agent shall promptly notify the Borrower, the Guarantors and the Banks thereof.

     SECTION 7.13. WITHHOLDING TAXES. Each Bank represents that it is entitled to receive any payments to be made to it hereunder without the withholding of any tax and will furnish to the Agent such forms, certifications, statements and other documents as the Agent may request from time to time to evidence such Bank's exemption from the withholding of any tax imposed by any jurisdiction or to enable the Agent to comply with any applicable laws or regulations relating thereto. Without limiting the effect of the foregoing, if any Bank is not created or organized under the laws of the United States of America or any state thereof, in the event that the payment of interest by the Borrower is treated for U.S. income tax purposes as derived in whole or in part from sources from within the U.S., such Bank will furnish to the Agent Form 4224 or Form 1001 of the Internal Revenue Service, or such other forms, certifications, statements or documents, duly executed and completed by such Bank as evidence of such Bank's exemption from the withholding of U.S. tax with respect thereto. The Agent shall not be obligated to make any payments hereunder to such Bank in respect of any Loan until such Bank shall have furnished to the Agent the requested form, certification, statement or document.

     SECTION 7.14. SEVERAL OBLIGATIONS AND RIGHTS OF BANKS. The failure of any Bank to make any Loan to be made by it on the date specified therefor shall not relieve any other Bank of its obligation to make its Loan on such date, but no Bank shall be responsible for the failure of any other Bank to make a Loan to be made by such other Bank.

     SECTION 7.15. PRO RATA TREATMENT OF LOANS, ETC. Except to the extent otherwise provided, each prepayment and payment of principal of or interest on Loans of a particular type and a particular Interest Period shall be made to the Agent for the account of the Banks holding Loans of such type and Interest Period pro rata in accordance with the respective unpaid principal amounts of such Loans of such Interest Period held by such Banks.

     SECTION 7.16. SHARING OF PAYMENTS AMONG BANKS. If a Bank shall obtain payment of any principal of or interest on any Loan made by it through the exercise of any right of setoff, banker's lien, counterclaim, or by any other means, it shall share such payment with the other Banks and the amount of such payment shall be applied to reduce the Loans of all the Banks pro rata in accordance with the unpaid principal on the Loans held by each of them, and make such other adjustments from time to time as shall be equitable to the end that all the Banks shall share the benefit of such payment (net of any expenses which may be incurred by such Bank in obtaining or preserving such benefit) pro rata in accordance with the unpaid principal and interest on the Loans held by each of them. To such end the Banks shall make appropriate adjustments among themselves if such payment is rescinded or must otherwise be restored. Nothing contained herein shall require any Bank to exercise any such right or shall affect the right of any Bank to exercise, and retain the benefits of exercising, any such right with respect to any other indebtedness of the Borrower. Notwithstanding the foregoing or any other provision of this Agreement, no right or remedy of any Bank relating to any assets of the Borrower (including real property, improvements or fixtures) not covered by this Agreement or the Loan Documents shall in any way be affected by this Agreement or otherwise with respect to any other indebtedness of the Borrower to any of the Banks.

     SECTION 7.17. NONRECEIPT OF FUNDS BY AGENT. Unless the Agent shall have received notice from a Bank prior to the date on which such Bank is to provide funds to the Agent for a Loan to be made by such Bank that such Bank will not make available to the Agent such funds, the Agent may assume that such Bank has made such funds available to the Agent on the date of such Loan, and the Agent in its sole discretion may, but shall not be obligated to, in reliance upon such assumption, make available to the Borrower on such date a corresponding amount. If and to the extent that such Bank shall not have so made such funds available to the Agent, such Bank agrees to repay to the Agent forthwith on demand such corresponding amount together with interest thereon, for each day from the date such amount is made available to the Borrower until the date such amount is repaid to the Agent, at the customary rate set by the Agent for the correction of errors among banks for three Business Days and thereafter at the Prime Rate. If such Bank shall repay to the Agent such corresponding amount, such amount so repaid shall constitute such Bank's Loan for purposes of this Agreement. If such Bank does not pay such corresponding amount forthwith upon Agent's demand therefor, the Agent shall promptly notify the Borrower, and the Borrower shall immediately pay such corresponding amount to the Agent with interest thereon, for each day from the date such amount is made available to the Borrower until the date such amount is repaid to the Agent, at the rate of interest applicable at the time to such proposed Loan.

     Unless the Agent shall have received notice from the Borrower prior to the date on which any payment is due to the Banks hereunder that the Borrower will not make such payment in full, the Agent may assume that the Borrower has made such payment in full to the Agent on such date and the Agent in its sole discretion may, but shall not be obligated to, in reliance upon such assumption, cause to be distributed to each Bank on such due date an amount equal to the amount then due such Bank. If and to the extent the Borrower shall not have so made such payment in full to the Agent, each Bank shall repay to the Agent forthwith on demand such amount distributed to such Bank together with interest thereon, for each day from the date such amount is distributed to such Bank until the date such Bank repays such amount to the Agent, at the customary rate set by the Agent for the correction of errors among banks for three Business Days and thereafter at the Prime Rate.

                                  ARTICLE VIII

                                  MISCELLANEOUS

     SECTION 8.01. AMENDMENTS. Etc. Except as otherwise expressly provided in this Agreement, any provision of this Agreement may be amended or modified only by an instrument in writing signed by the Borrower, the Guarantors, the Agent and the Required Banks, and any provision of this Agreement may be waived by the Borrower (if such provision requires performance by the Agent or the Banks) or by the Agent acting with the consent of the Required Banks (if such provision requires performance by the Borrower); provided that no amendment, modification or waiver shall, unless by an instrument signed by all of the Banks or by the Agent acting with the consent of all of the Banks: (a) increase or extend the term of the Revolving Credit Commitment or the Total Commitment or the Loans,
(b) extend the date fixed for the payment of principal of or interest on any Loan, (c) reduce the amount of any payment of principal thereof or the rate at which interest is payable thereon or any fee payable hereunder, (d) alter the terms of this Section 8.01, (e) amend the definition of the term "Required Banks", (f) change the fees payable to any Bank except as otherwise provided herein, (g) permit the Borrower to transfer or assign any of its obligations hereunder or under the Loan Documents, (h) amend the provisions of Article 7 hereof, (i) release the Individual Guarantor from his Guaranty or amend any of the provisions thereof, (j) release any Guarantor from its Guaranty or amend any of the provisions thereof, (k) give any payment priority to any Person (including any of the Banks) over amounts due in connection with the Loans, or
(l) release any Collateral (other than as permitted by the Security Agreement). No failure on the part of the Agent or any Bank to exercise, and no delay in exercising, any right hereunder shall operate as a waiver thereof or preclude any other or further exercise thereof or the exercise of any other right. The remedies herein provided are cumulative and not exclusive of any remedies provided by law.

     SECTION 8.02. NOTICES, ETC. All notices and other communications provided for hereunder shall be in writing (including telegraphic communication) and mailed via certified mail, telegraphed, sent by overnight mail delivery service, sent by facsimile or delivered, if to the Borrower or any Guarantor, at the address of the Borrower or Guarantor, as the case may be, set forth at the beginning of this Agreement with a copy to Martin Bring, Esq. of Lowenthal, Landau, Fisher and Bring, P.C., 250 Park Avenue, New York, New York 10177 and if to the Agent or any Bank, at the address of the Agent or such Bank set forth at the beginning of this Agreement to the attention of Gristede's Sloan's, Inc. Account Officer, or, as to each party, at such other address as shall be designated by such party in a written notice complying as to delivery with the terms of this Section 8.02 to the other parties. All such notices and communications shall be effective when mailed, telegraphed or delivered, except that notices to the Bank shall not be effective until received by the Bank.

     SECTION 8.03. NO WAIVER, REMEDIES. No failure on the part of the Agent or any Bank to exercise, and no delay in exercising, any right, power or remedy under any Loan Document, shall operate as a waiver thereof; nor shall any single or partial exercise of any right under any Loan Document preclude any other or further exercise thereof or the exercise of any other right. The remedies provided in the Loan Documents are cumulative and not exclusive of any remedies provided by law.

     SECTION 8.04. COSTS, EXPENSES AND TAXES. The Borrower agrees to pay on demand all reasonable, out of pocket costs and expenses of the Agent in connection with the preparation, execution, delivery and administration of this Agreement, the Notes and any other Loan Documents, including, without limitation, the reasonable fees and expenses of counsel for the Agent with respect thereto and with respect to advising the Banks as to their respective rights and responsibilities under this Agreement, and all costs and expenses, if any (including reasonable counsel fees and expenses), in connection with the enforcement of this Agreement, the Notes and any other Loan Documents. The Borrower shall at all times protect, indemnify, defend and save harmless the
Agent and the Banks from and against any and all claims, actions, suits and other legal proceedings, and liabilities, obligations, losses, damages, penalties, judgments, costs, expenses or disbursements which the Agent or the Banks may, at any time, sustain or incur by reason of or in consequence of or arising out of the execution and delivery of this Agreement and the consummation of the transactions contemplated hereby. The Borrower acknowledges that it is the intention of the parties hereto that this Agreement shall be construed and applied to protect and indemnify the Agent and the Banks against any and all risks involved in the execution and delivery of this Agreement and the consummation of the transactions contemplated hereby, all of which risks are hereby assumed by the Borrower, including, without limitation, any and all risks of the acts or omissions, whether rightful or wrongful, of any present or future de jure or de facto government or governmental authority, provided that the Borrower shall not be liable for any portion of such liabilities, obligations, losses, damages, penalties, actions, judgments, suits, costs, expenses or disbursements resulting from the Agent or any Bank's gross negligence or willful misconduct. The provisions of this Section 8.04 shall survive the payment of the Notes and the termination of this Agreement.

     SECTION 8.05. RIGHT OF SET-OFF. Upon (i) the occurrence and during the continuance of any Event of Default and (ii) the declaration of the making of the Notes due and payable pursuant to the provisions of Section 6.02, the Banks each are hereby authorized at any time and from time to time, to the fullest extent permitted by law, to set off and apply any and all deposits (general or special, time or demand, provisional or final) at any time held and other indebtedness at any time owing by the Banks to or for the credit or the account of the Borrower or any Guarantor against any and all of the obligations of the Borrower or any Guarantor now or hereafter existing under this Agreement and the

Notes, irrespective of whether or not the Agent or the Banks shall have made any demand under this Agreement or the Term Loan Notes and although such obligations may be unmatured. The rights of the Banks under this Section are in addition to all other rights and remedies (including, without limitation, other rights of set-off) which the Agent and the Banks may have.

     SECTION 8.06. BINDING EFFECT. This Agreement shall become effective when it shall have been executed by the Borrower, the Guarantors, the Agent and the Banks.

     SECTION 8.07. SUCCESSORS AND ASSIGNS. (a) The provisions of this Agreement shall be binding upon and inure to the benefit of the parties hereto and their respective successors and assigns, except that the Borrower may not assign or otherwise transfer any of its rights under this Agreement without the prior written consent of all Banks.

     (b) Any Bank may at any time grant to one or more banks or other institutions (each a "Participant") participating interests in its Pro Rata Share of the Commitment or any or all of its Loans. In the event of any such grant by a Bank of a participating interest to a Participant, whether or not upon notice to the Borrower and the Agent, such Bank shall remain responsible for the performance of its obligations hereunder, and the Borrower and the Agent shall continue to deal solely and directly with such Bank in connection with such Bank's rights and obligations under this Agreement. Any agreement pursuant to which any Bank may grant such a participating interest shall provide that such Bank shall retain the sole right and responsibility to enforce the obligations of the Borrower hereunder including, without limitation, the right to approve any amendment, modification or waiver of any provision of this Agreement. An assignment or other transfer which is not permitted by subsection
(c) or (d) below shall be given effect for purposes of this Agreement only to the extent of a participating interest granted in accordance with this subsection (b).

     (c) (i) Any Bank may at any time assign to one or more banks or other institutions (each an"Assignee") all, or a proportionate part (equivalent to an initial Commitment of not less than $4,000,000) of all, of its rights and obligations under this Agreement and the Notes, and such Assignee shall assume such rights and obligations, pursuant to an Assignment and Assumption Agreement in substantially the form of Exhibit D hereto executed by such Assignee and such transferor Bank, with, so long as no Default or Event of Default has occurred and is continuing, (and subject to) the subscribed consent of the Borrower, which shall not be unreasonably withheld, and the Agent; provided that if an Assignee is an affiliate of such transferor Bank, no such consent shall be required. Upon execution and delivery of such instrument and payment by such Assignee to such transferor Bank of an amount equal to the purchase price agreed between such transferor bank and such Assignee, such Assignee shall be a Bank party to this Agreement and shall have all the rights and obligations of a Bank with a Commitment as set forth in such instrument of assumption, and the transferor Bank shall be released from its obligations hereunder to a corresponding extent, and no further consent or action by any party shall be required.

          (ii) Upon the consummation of any assignment pursuant to this subsection (c), the transferor Bank, the Agent and the Borrower shall make appropriate arrangements so that, if required, a new Note or Notes is issued to the Assignee. In connection with any such assignment, the transferor Bank shall pay to the Agent an administrative fee for processing such assignment in the amount of $3,500.00. If the Assignee is not incorporated under the laws of the United States of America or a state thereof, it shall deliver to the Borrower and the Agent certification as to exemption from deduction or withholding of any Unites States federal income taxes in accordance with Section 7.13.

     (d) Any Bank may at any time assign all or any portion of its rights under this Agreement and its Notes to a Federal Reserve Bank. No such assignment shall release the transferor Bank from its obligations hereunder.

     SECTION 8.08. FURTHER ASSURANCES. The Borrower and each Guarantor agree at any time and from time to time at its expense, upon request of the Agent, the Banks or their respective counsel, to promptly execute, deliver, or obtain or cause to be executed, delivered or obtained any and all further instruments and documents and to take or cause to be taken all such other action the Agent or any Bank may reasonably deem desirable in obtaining the full benefits of this Agreement.

     SECTION 8.09. SECTION HEADINGS, SEVERABILITY, ENTIRE AGREEMENT. Section and subsection headings have been inserted herein for convenience only and shall not be construed as part of this Agreement. Every provision of this Agreement and each Loan Document is intended to be severable; if any term or provision of this Agreement, any Loan Document, or any other document delivered in connection herewith shall be invalid, illegal or unenforceable for any reason whatsoever, the validity, legality and enforceability of the remaining provisions hereof or thereof shall not in any way be affected or impaired thereby. All exhibits and schedules to this Agreement shall be annexed hereto and shall be deemed to be part of this Agreement. This Agreement and the exhibits and schedules attached hereto embody the entire Agreement and understanding between the Borrower, the Guarantors, the Agent and the Banks and supersede all prior agreements and understandings relating to the subject matter hereof provided, however, that to the extent that the provisions of the Commitment Letter and/or the Fee Letter are not inconsistent with the provisions of this Agreement and the other Loan Documents but are cumulative with respect thereto, such provisions of the Commitment Letter and the Fee Letter shall survive the execution and delivery of this Agreement.

     SECTION 8.10. GOVERNING LAW. This Agreement, the Notes and all other Loan Documents shall be governed by, and construed in accordance with, the laws of the State of New York.

     SECTION 8.11. WAIVER OF JURY TRIAL. The Borrower, each Guarantor, the Agent and the Banks waive all rights to trial by jury on any cause of action directly or indirectly involving the terms, covenants or conditions of this Agreement or any Loan Document.

     SECTION 8.12. EXECUTION IN COUNTERPARTS. This Agreement may be executed in any number of counterparts and by different parties hereto in separate counterparts, each of which when so executed shall be deemed to be an original and all of which taken together shall constitute one and the same agreement.

     IN WITNESS WHEREOF, the parties hereto have caused this Agreement to be executed by their respective officers thereunto duly authorized, as of the date first above written.

EUROPEAN AMERICAN BANK, as Agent

By:     /s/ Kevin Lord
   --------------------------
   Kevin Lord
   Vice President

EUROPEAN AMERICAN BANK

By:      /s/ Kevin Lord
   --------------------------
   Kevin Lord
   Vice President

ISRAEL DISCOUNT BANK OF NEW YORK

By:    /s/ Lisa L. Ba
   --------------------------
   Name:  Lida L. Ba
   Title:  Senior Vice President

By:    /s/ Scott Fishbein
   --------------------------
   Name:  Scott Fishbein
   Title: Vice President

KEYBANK NATIONAL ASSOCIATION

By:    /s/ Joseph F. Burns
   --------------------------
   Name:  Joseph F. Burns
   Title: Vice President

BANK LEUMI TRUST COMPANY OF NEW YORK

By:    /s/ Richard Silverstein
   --------------------------
   Name:  Richard Silverstein
   Title: First Vice President

By:    /s/ John Koenigsberg
   --------------------------
   Name:  John Koenigsberg
   Title: Vice President


GRISTEDE'S SLOAN'S, INC.

By:    /s/ John Catsimatidis
   --------------------------
   John Catsimatidis
   Chief Executive Officer

CITY PRODUCE OPERATING CORP.

By:    /s/ John Catsimatidis
   --------------------------
   John Catsimatidis
   President

GRISTEDE'S OPERATING CORP.

By:    /s/ John Catsimatidis
   --------------------------
   John Catsimatidis
   President

NAMDOR INC.

By:    /s/ John Catsimatidis
   --------------------------
   John Catsimatidis
   President

RAS OPERATING CORP.

By:   /s/ John Catsimatidis
   --------------------------
   John Catsimatidis
   President

SAC OPERATING CORP.

By:   /s/ John Catsimatidis
   --------------------------
   John Catsimatidis
   President

                                  EXHIBIT 10.7

                                   NAMDOR INC.
                               823 Eleventh Avenue
                            New York, New York 10019





                                                               November 10, 1997


G Remainder Corp.
S Remainder Corp.
823 Eleventh Avenue
New York, New York  10019

Gentlemen:

         This Agreement sets forth certain consulting and managerial services that are to be performed by Namdor Inc. (the "Company") for the benefit of G Remainder Corp. ("G Corp.") and S Remainder Corp. ("S Corp."). Reference to the "Managed Stores" shall be deemed to mean the supermarkets identified in Exhibit A attached hereto.

         Each of G Corp. and S Corp. (individually referred to as an "Owner" and collectively referred to as the "Owners") desires that the Company perform certain consulting and management services on behalf of the Managed Stores owned by such Owner. The Company hereby agrees to render certain consulting and managerial services (hereinafter collectively referred to as the "Management Services") in the management and operation of the Managed Stores, subject to the terms and conditions as hereinafter set forth.

         In performing the Management Services, the Company shall have, and is hereby granted, full and complete authority, subject to the policy decisions and goals prescribed by the Owners, to manage the Managed Stores under the name "Sloan's" or "Gristede's" or under such other name as G Corp. shall from time to time deem appropriate, and to do everything and to take such action necessary for the conduct of business in the Managed Stores and for the purchasing of merchandise and equipment for the operation of the Managed Stores consistent with the policy decisions and goals prescribed from time to time by the Owners. By means of example and not of limitation, the Management Services shall include the following:

         - Supervising the operation of the Managed Stores, including, but not limited to, the following: purchasing inventory, merchandise and equipment for the Managed Stores in the ordinary course of business; maintaining the operating books and accounting records of the Managed Stores; conducting sale and promotional activities; and supervising all merchandising and advertising activities, all in the ordinary course of business;

         - Supervising the hiring and firing of employees, agents, and the dealing with independent contractors as the Company shall deem necessary, convenient, advantageous or proper to the operation of the business at the Managed Stores;

         - Applying for such licenses and permits as the Company may determine to be necessary, convenient, advantageous or proper for the operation of the Managed Stores;

         - Implementing the selling prices and gross margin goals set by the Owners from time to time in consultation with the Company, all as may be deemed necessary, convenient, advantageous or proper for the operation of the business at the Managed Stores;

         - Negotiating and recommending to the Owners contracts for the purchase, sale or disposition of merchandise and equipment at retail or wholesale, upon such terms as the Company in consultation with the Owners, shall determine to be necessary, convenient, advantageous or proper.

         - Negotiating and recommending to the Owners contracts of any type and description for services that the Company in consultation with the Owners may determine from time to time to be necessary, convenient or advantageous to the operation of the business at the Managed Stores.

         - Negotiating and recommending to the Owners leases for personal property and/or real property including, without limitation, for the real property of which the Managed Stores form a part, all as the Company in consultation with the Owners may determine from time to time to be necessary, convenient, advantageous or proper.

         - Obtaining and maintaining insurance policies as the Company in consultation with the Owners may deem necessary, convenient, advantageous or proper for the operation of the business at the Managed Stores, naming itself and the Owners as insured parties.

         - To perform such other Management Services as the Owners may from time to time request for the operation of the business at the Managed Stores.

         In performing the Management Services, the Company shall use such management and marketing methods as it may deem advisable or appropriate from time to time. The Company shall report to the Owners on a regular weekly basis, and at such other times as the Owners may determine. In consultation with the Owners, the Company may determine what merchandise and equipment shall be purchased, from whom the merchandise and equipment may be purchased, and where such merchandise and equipment shall be stored, warehoused, distributed, sold, or otherwise disposed. In the absence of any showing of gross negligence or willful misconduct, the Company, its directors, officers, employees, agents and affiliates shall be deemed to be released from, and is hereby released from, any liability resulting from its performance of the Management Services.

         The Company agrees that all monies belonging to the Owners, bank accounts and/or savings accounts maintained in the Company's own name on behalf of the Owners and/or in the name of the Owners will be kept separate from and will not be commingled with monies and/or accounts of the Company, the Owners and/or any other company.

         The Owners hereby agrees to indemnify, defend and hold harmless the Company, its directors, officers, employees, agents and affiliates and their successors and assigns, from and against all claims, actions or causes of action, assessments, demands, losses, damages, judgments, settlements, liabilities, costs and expenses, including, without limitation, costs and legal or other expenses for investigating or defending any action or threatened actions, interest, penalties, and reasonable attorneys' fees and expenses of any nature whatsoever, whether actual or consequential (collectively, "Damages") asserted against, resulting to, imposed upon or incurred by the Company, directly or indirectly, by reason of the Company's performance of the Management Services, except that the Owners shall be responsible for any Damages directly resulting from the gross negligence or willful misconduct of the Company, its directors, officers, employees, agents and affiliates. The Company, on one hand, and the Owners, on the other hand, shall promptly notify the other or others of the existence of any claim, demand or other matter to which the indemnification obligations may apply. The Company shall give the Owners reasonable opportunity to defend the same at its own expense and with counsel of its own selection; provided that the Company may participate in such defense with its own counsel at its own expense.

         In consideration of the Company's performance of the Management Services, the Owners shall pay to the Company an amount equal to one and one-quarter percent (1-1/4%) of all sales of inventory and merchandise made at, in or from the Managed Stores owned by the Owners (hereinafter referred to as the "Management Fee"). Within thirty (30) days following the end of each three
(3) month period commencing December 31, 1997, payment of the Management Fee for such partial period shall be paid to the Company.

         The Company may, at any reasonable time and from time to time during the term of this Agreement, and for a period of six (6) months following the termination of this Agreement for any cause whatsoever, audit the books and records of the Owners pertaining to all sales made at, in or from the Managed Stores. The Owners shall cooperate with the Company and shall make all such books and records available to the Company. If any audit discloses that an Owner understated the amount of sales and/or underpaid the Management Fee due, such Owner shall pay to the Company the amount due within seven (7) days after the Company demands payment thereof, together with interest at the highest rate permitted by law. In the event any audit discloses an error in excess of two percent (2%), the applicable Owner shall also pay the Company the cost of the audit within seven (7) days after demand therefor.

         In addition to payment of the Management Fee, each Owner shall reimburse the Company for any and all reasonable expenses incurred and/or paid for by the Company relating in any way to the rendering of the Management Services to such Owner. Said reimbursement shall be made within (7) days following receipt of notice requesting same.

         This Agreement shall commence on November 3, 1997 (the "Effective Date") and shall end on the first anniversary of the Effective Date; provided, however, that the term of this Agreement shall automatically be extended as to the Company and each Owner for additional one year periods unless either the Company or such Owner shall have given the other notice that it does not wish to extend this Agreement not later than ninety (90) days prior to the end of the then current term. The giving of such notice by or to one Owner shall not affect the term of the Agreement as to the other Owner.

         Wherever in this Agreement the Company has the right or obligation to take any action for or on behalf of itself and/or any Owner, including, without limitation, the filing of applications for licenses and permits, the Company is hereby granted the right to take said action or perform said obligation in its own name and/or that of the Owner. Each Owner shall fully cooperate with the Company and in furtherance of the foregoing shall, without limitation, furnish on a timely basis such data, documents, information and assistance and make such appearances as may be required by the Company. If any such action may only be taken and maintained, or any such obligation may only be performed, by an Owner, then such Owner shall do so at the request of the Company.

         The terms and conditions of this Agreement shall inure to the successors and assigns of the Company and each of the Owners.

         This Agreement constitutes the entire agreement between the Owners and the Company concerning Management Services to be performed by the Company for and on behalf of the Owners and shall be deemed to supersede and replace all prior agreements, understandings and undertakings, whether oral or written.

         If this Agreement correctly expresses your understanding of the terms and conditions under and by which Management Services will continue to be performed by the Company, kindly so indicate by signing all of the enclosed copies and by returning two (2) fully executed copies to the attention of Stuart Spivak at the Company at the address indicated on this letterhead.


                                                Very truly yours,

                                                NAMDOR INC.


                                                By: /s/ John A. Catsimatidis
                                                   --------------------------

This 10th day of November, 1997, each of the undersigned hereby acknowledges and agrees to the foregoing terms and conditions.


                                                G REMAINDER CORP.



                                                By: /s/ John A. Catsimatidis
                                                   --------------------------
                                                   John A. Catsimatidis
                                                   Chairman of the Board



                                                S REMAINDER CORP.


                                                By: /s/ John A. Catsimatidis
                                                   --------------------------
                                                   John A. Catsimatidis
                                                   Chairman of the Board

                                    EXHIBIT A




                             List of Managed Stores
                             ----------------------


                      1644 York Avenue, New York, New York
                      105 East 39th Street, New York, New York
                      8 East 48th Street, New York, New York
                      1350 First Avenue, New York, New York

                                  EXHIBIT 10.8


                            ASSET PURCHASE AGREEMENT

                This AGREEMENT, dated February 6, 1998, is made by and between G REMAINDER CORP., a New York corporation, with its principal executive offices at 823 Eleventh Avenue, New York, New York 10019-3535 ("Seller") and GRISTEDE'S OPERATING CORP., a New York corporation, with its principal executive offices at 823 Eleventh Avenue, New York, New York 10019-3535 ("Buyer").

                                               W I T N E S S E T H :

          I. Definitions.

     When used in this Agreement, the following terms shall have the meanings specified:

     Agreement. "Agreement" shall mean this Asset Purchase Agreement, together with the Exhibits attached hereto, as the same shall be amended from time to time in accordance with the terms hereof which Exhibits are herein incorporated by reference.

     Assumed Capex Liabilities. "Assumed Capex Liabilities" shall mean those outstanding liabilities set forth on Schedule 1A attached hereto which were incurred in connection with the refurbishment of the Store during the period from August 1, 1997 to February 6, 1998.

     Assumed   Liabilities.   "Assumed   Liabilities"   shall  mean  only  those
liabilities, obligations, duties, expenses and costs of the Seller which the Buyer shall assume and which are listed on Schedule 1B attached hereto.

     Base Purchase Price. "Base Purchase Price" shall mean the amount computed in accordance with Schedule 2 attached hereto.

     Bill of Sale. "Bill of Sale" shall mean the Bill of Sale, in the form of Exhibit A attached hereto, by which the Seller conveys to the Buyer good and marketable title to the Fixed Assets, the Licenses, the Records and the Inventory free and clear of all liens and encumbrances.

     Buyer.   "Buyer"  shall  mean  Gristede's   Operating  Corp.,  a  New  York
corporation.

     Closing. "Closing" shall mean the conference to be held at 10:00 A.M., New York, New York time, on the Closing Date or at such other time and at such place as the parties shall agree, at which the transactions contemplated by this Agreement shall be consummated.

     Closing Date. "Closing Date" shall mean the date the Closing shall occur pursuant to Section 11 of this Agreement.

     Code. "Code" shall mean the Internal Revenue Code of 1986, as amended.

     Contracts. "Contracts" shall mean those, but only those agreements, service, utility and maintenance contracts, commitments, purchase orders and work orders in connection with the business of operating the Stores listed on
Schedule 3 to this Agreement (and any other contracts pertaining to either the equipment located in any Store or to the provision of services to the Store) which the Buyer shall assume from and after the Closing Date.

     Contract Assignment. "Contract Assignment" shall mean the Assignment and Assumption of Contracts, in the form of Exhibit B attached hereto, by which the Seller assigns the Contracts to the Buyer and the Buyer assumes the obligations of the Seller under the Contracts from and after the Closing Date.

     Employee Plans. "Employee Plans" shall mean the employee benefit plans, including, but not limited to, any bonus, profit sharing, retirement, stock purchase, stock option, flexible compensation, hospitalization, medical insurance, severance and pension plans established and maintained by the Seller pursuant to the Union Contracts, or otherwise, a complete list of which is set forth on Schedule 4.

     ERISA. "ERISA" shall mean the Employee Retirement Income Security Act of 1974, as amended.

     Fixed Assets. "Fixed Assets" shall mean all machinery, equipment, furniture, fixtures, leasehold improvements and other items of tangible personal property located at or used in the operation of the Store on the Closing Date (whether or not owned by the Seller on the date hereof), including, but not limited to, those items listed on Schedule 5 hereto and including transferable warranties, if any, pertaining thereto.

     Inventory. "Inventory" shall mean all inventory of supplies and all inventory of merchandise owned by the Seller and located at the Store for sale to customers in the ordinary course of business as of the Closing Date.

     Inventory Value. "Inventory Value" shall mean the value of the Inventory which shall equal the amount of Trade Payables attributable to the purchase of the Inventory by the Seller.

     Laws. "Laws" shall have the meaning set forth in Section 8.7.

     Licenses. "Licenses" shall mean all transferable licenses, permits, certificates, approvals, authorizations, variances and consents issued or granted by governmental and quasi-governmental bodies, officers and authorities in respect of the ownership, occupancy, use and operation of any of the Purchased Assets, all of which licenses, permits, etc. are listed on Schedule 6 annexed hereto and made a part hereof. Licenses to sell alcoholic beverages are not listed on Schedule 6 and are not within the meaning of the term "Licenses" because they are not transferable.

     Lien. "Lien" shall mean any mortgage, lien, pledge, adverse claim, levy, charge, security interest or other encumbrance in or on, or any interest or title of any vendor, lessor, lender or other secured party to a party under any conditional sale or other title retention agreement or lease in the nature thereof with respect to any property or asset owned or held by such party.

     Losses. "Losses" shall mean all claims, demands, losses, costs, expenses, obligations, liabilities, damages, recoveries and deficiencies, including interest, penalties and reasonable attorneys' fees, incurred by a party to be indemnified under Section 18 or 19, as the case may be.

     MPPAA. "MPPAA" shall mean the Multiemployer Pension Plan Amendments Act of 1980, as amended.

     PBGC. "PBGC" shall mean the Pension Benefit Guaranty Corporation.

     Post-Closing Adjustment Date. "Post-Closing Adjustment Date" shall mean the date which is 60 days after the Closing Date, on or by which certain adjustments to the consideration to be paid by the Buyer pursuant to Section 3 of this Agreement shall be made and paid.

     Purchased Assets. "Purchased Assets" shall mean the Contracts, the Fixed Assets, the Inventory, the Real Property Leases, the Licenses and the Records.

     Purchase Price. "Purchase Price" shall mean the purchase price for the Purchased Assets calculated in accordance with Section 3.1 hereof.

     Real Property Lease. "Real Property Lease" shall mean all of the Seller's right, title and interest in and to the Lease, dated June 1, 1986, between Gristede's

Supermarkets, Inc. ("GSI") and Betty Garsky and Joyce Gellis, as Trustees of a Trust executed under the Last Will and Testament of Samuel Garsky, as amended by a First Amendment and Extension of Lease, dated as of May 1, 1997, between 500A East 87th Street, LLC, the successor in interest to the landlord, and GSI, and as assigned to Seller on November 7, 1997.

     Real Property Lease Assignment. "Real Property Lease Assignment" shall mean the Assignment and Assumption of Real Property Lease in the form annexed hereto as Exhibit C.

     Records. "Records" shall mean those, but only those, books, documents and records relating to the operation of the Store.

     Seller. "Seller" shall mean G Remainder Corp., a New York corporation.

     Store. "Store" shall mean the store located at 1644 York Avenue, New York, New York.

     Trade Payables. "Trade Payables" shall mean those trade payables of Seller set forth on a list to be delivered to Buyer on or before the Post-Closing Adjustment Date.

     Union  Contracts.  "Union  Contracts"  shall mean those contracts listed on
Schedule 7 attached hereto.

     V&S Obligations. "V&S Obligations" shall mean all accrued obligations of the Seller to employees of the Store for vacation and sick pay as of the Closing Date to be set forth on a list to be delivered to Buyer on or before the Post-Closing Adjustment Date.


     II. Purchase and Sale.

          A. Subject to the terms and conditions hereof and in reliance upon the representations and warranties contained in this Agreement, the Seller hereby agrees to sell, transfer, convey, assign and deliver to the Buyer and the Buyer agrees to purchase, acquire and assume from the Seller, effective as of the Closing Date, all of the Purchased Assets.

          B. It is specifically understood and agreed that the Buyer is not assuming any of the obligations, liabilities, costs or expenses of the Seller other than the Assumed Liabilities. The Seller will pay, satisfy and/or discharge all liens or other encumbrances, not expressly assumed by the Buyer upon the business conducted at the Store or upon the Purchased Assets whether or not such liens or encumbrances are filed or recorded prior to the Closing Date.


     III. Consideration For Purchase.

          A. The purchase price payable by the Buyer to the Seller for all of the Purchased Assets (the "Purchase Price") shall be the difference between (a) the Base Purchase Price and (b) the amount of the Assumed Capex Liabilities, adjusted by any amounts to be credited or debited against such price in accordance with other sections of this Agreement. The Base Purchase Price shall be calculated in accordance with the procedure set forth in, and shall be allocated in accordance with, Schedule 2 annexed hereto.

          B. The Purchase Price shall be payable by the Buyer at such time and by such method (cash, issuance to Seller of a note or other securities or any combination of the foregoing) as shall be recommended by a committee of independent directors of GSI and approved by the Board of Directors of GSI, John Catsimatidis abstaining.

          C. To the extent that the sum of the Trade Payables and V&S Obligations assumed by the Buyer exceeds the Inventory Value the Purchase Price shall be reduced dollar for dollar.


     IV. Assignments, Subleases and Consents.

          A. On the Closing Date, the Seller agrees to assign to Buyer and Buyer agrees to assume from the Seller the Real Property Lease. Such assignment and assumption of Real Property Lease shall be effected at the Closing by Buyer and the Seller joining in the execution of the Real Property Lease Assignment.

          B. The Seller will use its best efforts to secure any required consents to any assignment of the Real Property Lease to Buyer where such consents are required by the terms of such Real Property Lease. The Seller will use its best efforts to have the landlord under such Real Property Lease sign an estoppel and consent letter in form and substance satisfactory to the Buyer. To the extent that Buyer's cooperation is necessary or desirable to secure consent, Buyer shall provide such cooperation including, but not limited to, providing financial statements and other financial information and information regarding its intended use or disposition of the Store to the lessor. However, Buyer shall not be obligated to accept any change to a term or provision of the Real Property Lease in order to receive any necessary consent.

          C. On the Closing Date, the Seller agrees to assign to the Buyer each Contract, and the Buyer agrees to assume from and after the Closing Date the Seller's obligations under each Contract. Such assignment to the Buyer shall be effected at the Closing by the Buyer and the Seller joining in the execution of the Contract Assignment.

          D. The Seller will use its best efforts to secure all consents to the assignment to the Buyer of each Contract where such consent to assignment is required by the terms of such Contract, or otherwise. It is further understood by the Buyer that third parties may not consent to the assignment of Contracts without the cooperation of the Buyer in providing financial information and/or other information. If requested, such information shall be supplied to any such third party by the Buyer. The Buyer shall not be obligated to accept any change to a term or provision of a Contract in order to receive a consent to the assignment thereof. If the Seller is unable to secure consent as aforesaid, the Buyer may elect to take an assignment of such Contract or elect to take possession of the Store without such Contract. The parties hereby agree that the assignment of the Real Property Lease pertaining to the Store shall proceed notwithstanding the Seller's inability to effectuate the assignment of any Contract relating to the Store.


     V. Inventory. The Buyer and Seller agree that the Inventory Value shall equal the value of all Trade Payables attributable to the purchase of the Inventory by the Seller.


     VI. Adjustments.

          A. Subject to earlier determination and adjustment, on the Post-Closing Adjustment Date, the real property taxes (including taxes paid directly and by way of additional rent) and assessments relating to the Store noticed of record prior to the Closing Date, personal property taxes, minimum rent and additional rent (other than percentage rent), water, gas, electricity and other utilities, common area maintenance reimbursements to lessors, local business or other license fees or taxes, merchants association dues and like charges, vending machine, video game machines and ride revenues, if any, shall be prorated on a three hundred sixty (360) day basis as of the Closing Date. If the real estate tax rate for the current tax year is not established by the Closing Date, the prorations shall be made based on the basis of the rate in effect for the prior tax year and then adjusted for the current year as soon as the tax rate is established.

          B. At the Closing, Buyer shall reimburse the Seller for the amount of the security deposit with accrued interest, if any, to the landlord under the Real Property Lease and the Seller shall assign to Buyer all rights to such security deposit with accrued interest, if any. The Seller shall pre-pay rent under the Real Property Lease and fees and other charges under each Contract through the end of the calendar month or such other period in which the Closing Date occurs, but the Buyer shall reimburse the Seller for such rent or fees and charges accrued from the Closing Date through the end of such month or such other period as a part of the Post-Closing Adjustment Date proration described in Section 6.1. The reimbursement shall be based on a 30-day month, i.e., the Buyer shall reimburse the Seller in an amount equal to the prepaid rent times a fraction, the numerator of which is the number of days from the Closing Date to the 30th day of the month (regardless of how many actual days there are in the month), inclusive, and the denominator of which is 30. The Seller shall request final readings on all utilities as of the Closing Date and shall be responsible for all utilities consumed prior to the Closing. If for any reason readings are not made as of the Closing Date, then utility charges shall be prorated based upon average daily utility charges reflected in the last statement for each utility paid by the Seller.

     VII. Risk of Loss. Until the Closing Date, all risk of loss of or damage to the assets to be transferred or to be sold to the Buyer hereunder shall be borne by the Seller. To the extent that the Real Property Lease and Contracts require the Seller to maintain fire and extended coverage insurance, the Seller represents that it maintains insurance covering its contractual obligations to maintain the same.

     VIII. Representations, Warranties and Agreements of the Seller. The Seller represents, warrants, covenants and agrees that:

          A. Title of Assets. The Seller has on the Closing Date good and marketable title to all of the Fixed Assets (which are not leased), the Records, the Licenses and the Inventory, free and clear of all Liens.

          B. Taxes. The Seller shall pay or cause to be paid, before becoming delinquent, all sales, use or other taxes and indebtedness owed or incurred by the Seller as to any of the property or assets being conveyed hereunder, except amounts being contested by the Seller in good faith or for which Seller has provided adequate reserves for payment.

          C. Lease. The Real Property Lease, an original of which is being delivered to the Buyer at the Closing, is true, accurate and complete and has not been modified, amended or changed from its original terms; the Seller is not now, nor, with the passage of time, will be, in default and has not received notice of any default under the Real Property Lease, and on the Closing Date is in substantial compliance with all of the terms and conditions of such Real Property Leases on the part of the Seller to be performed or observed. The Real Property Lease is on the Closing Date, in full force and effect in accordance with its terms.

          D. Notice of Condemnation. As of the date hereof, the Seller has received no notice of any existing or proposed condemnation proceedings in respect of all or any portion of any property relating to the Store which would have a material adverse effect on the Seller's use of such leased premises.

          E. Corporate Authority. The Seller has full corporate power and authority to enter into this Agreement and to carry out the transactions contemplated hereby. The Board of Directors and the shareholder of the Seller have taken all action required by law, the Seller's Certificate of Incorporation, as amended, its By-Laws or otherwise to be taken by them to authorize the execution and delivery of this Agreement and the consummation of the transactions contemplated hereby, and this Agreement is a valid and binding agreement of the Seller enforceable in accordance with its terms, except that:

                    (1)  such   enforcement   may  be  subject  to   bankruptcy,
          insolvency, reorganization, moratorium or other similar laws now or hereafter in effect relating to creditors' rights; and

                    (2) the remedy of specific performance and injunctive and other forms of equitable relief may be subject to equitable defenses and to the discretion of the court before which any proceeding therefore may be brought.

          F. Consent of Third Parties. Subject to receipt of the consents and approvals referred to in Section 4, the execution and delivery of this Agreement, the performance by Seller of its obligations under this Agreement and the documents contemplated hereunder and the consummation of the transactions contemplated hereby or thereby will not (i) violate or conflict with the Certificate of Incorporation or By-laws of Seller; (ii) conflict with, or result in the breach or termination of, or constitute a default or require any approval, waiver or consent under, any lease, agreement, commitment or other instrument, or any order, judgment or decree, to which Seller is a party or by which Seller or any of its properties is bound; or (iii) constitute a violation of any Law (as defined in Section 8.7) applicable to Seller. No consent, registration, application, approval, permit, license or authorization of, or designation, declaration or filing with, any public or governmental authority is required on the Seller's part in connection with the execution and delivery of this Agreement and the documents contemplated hereunder and the consummation of the transactions contemplated hereby and thereby.

          G. Compliance with Laws. The business and operation of the Store has been, and is, on the date hereof, being conducted in accordance with all applicable laws, rules and regulations of all authorities ("Laws"), except those which do not (either individually or in the aggregate) materially, adversely affect the Store or its business. Performance of this Agreement will not result in any breach of, or constitute a default under, or result in the imposition of, any Lien or encumbrance upon the Store under any arrangement, agreement, lease or other financial instrument to which the Seller is a party or by which it is bound or affected and will not violate the Certificate of Incorporation, or the By-Laws, of the Seller;

provided, however, that no representation or warranty is given as to the effect of the assignment of the Real Property Lease to the Buyer and/or the subsequent operation of the Store by the Buyer without the parties having obtained any required consent by the landlord to the Real Property Lease.

          H. Contracts and Union Contracts. True, accurate and complete copies of all of the Contracts and the Union Contracts have been furnished to the Buyer or will be furnished to the Buyer prior to the Closing Date. Such Contracts and Union Contracts have not been and, prior to the Closing Date, will not be, amended, modified or changed, and are and as of the Closing Date, will be, in full force and effect. There has been no claim of default under any Contract or Union Contract by any party thereto which has not been cured and there exists no event which alone, or with notice or the lapse of time or both, would constitute a default under any Contract or Union Contract by any party thereto. All sums due and payable under the Contracts up to the Closing Date have been or will be paid in full prior to or on the Closing Date.

          I. Work Stoppages. There are no current work stoppages, strikes or any material violations of any Union Contracts with respect to the Store and none which occurred within the past six (6) months.

          J. Safety Violations. To the extent that the Seller has received any notification from any governmental authority or is otherwise aware that it is in material violation of any applicable health, sanitation, fire, environmental, safety, building, zoning or other law, ordinance or regulation in respect of the Store or the structures or equipment relating thereto, the Seller has remedied such violation prior to the Closing Date.

          K. Court Orders and Judgments. There are, as of the date hereof, no court orders or judgments negatively impacting the operation of the Store in the ordinary course, or affecting the transfer of the Purchased Assets.

          L. No Restrictions on Authority of the Seller. There are no corporate, contractual, statutory or other restrictions of any kind upon the power and authority of the Seller to the transfer, sale, assignment, conveyance and delivery of assets, properties and business as contemplated by this Agreement, and no action by any federal, state, municipal or other governmental department, commission, board, bureau, agency or instrumentality is necessary to provide such power or authority.

          M. Licenses. The Licenses (which, among other licenses, do not include licenses to sell alcoholic beverages) held as of the Closing Date will constitute all licenses needed or required in connection with the ownership, occupancy, and operation of the Purchased Assets for their present uses.

          N. Fixed Assets. All of the Fixed Assets and, if they do not constitute Fixed Assets hereunder, all of the electrical, mechanical, plumbing, HVAC and fire detection systems, if any, of the Store, are as of the Closing Date in working order and operable condition.

          O. Hazardous Waste. To the best of the Seller's knowledge after reasonable inquiry, there are no hazardous wastes or toxic substances located on, in or under the Store and the Store has not been used for the storage of any oils, petroleum by-products (other than cleaning agents, insecticides and similar substances customarily utilized by building maintenance personnel or customarily sold in supermarkets in New York City) or other hazardous materials. For purposes of this Agreement, hazardous waste shall include, without limitation, any hazardous substance as defined in 42 U.S.C.A. ss.9601(14), as amended from time to time through the Closing Date. During Seller's lease thereof, the Store has not been used as a waste storage or disposal site and, to the best of the Seller's knowledge after reasonably diligent inquiry, the Store has not been used as a waste storage or disposal site prior to the Seller's ownership.

          P.  Utilities.  All  utilities  that  are  required  for the  full and complete occupancy and use of the Store, including, without limitation, electricity, sanitary sewers, storm sewers and drainage, water, public telephones and similar systems have been connected to the Store and as of the Closing Date are in working order.

          Q. Employee Benefit Plans. Except for the Employee Plans, the Seller does not maintain any other bonus, pension, profit sharing, retirement, stock purchase, stock option, flexible compensation, hospitalization, medical insurance, vacation pay, severance pay or any other similar plan or practice, including, but not limited to, any welfare or pension benefit plan as defined in
Section 3(1) and 3(2) of ERISA, respectively, whether formal or informal or written or unwritten, which is in effect with respect to any employee or former employee of the Seller or which is maintained by the Seller or to which the Seller contributes or is required to contribute. To the best knowledge of the Seller, with respect to all Employee Plans: (i) all contributions required to be made (including obligations accrued up to the Closing Date) to all Employee Plans by the Seller up to the Closing Date, have been paid or will be paid by the Seller on or before the Closing Date, (ii) consummation of the transactions contemplated herein will not give rise to any material withdrawal liability with respect to a multiemployer plan under MPPAA regarding the Employee Plans, (iii) neither any of such Employee Plans, nor any trust created thereunder, nor any trustee or administrator thereof (including the Seller or any of its affiliated companies) has engaged in any prohibited transaction which has subjected or could subject any of such Employee Plans to any liability which is material to such Union Plan for any tax imposed under Section 4975 of the Code or penalty imposed under Section 502(i) of ERISA, (iv) no "reportable event," within the meaning of Section 4043 of ERISA, or any other event or condition, has occurred with respect to any such Employee Plan which presents a material risk of the termination of any such Employee Plan, including, but not limited to, a termination by action of the PBGC and (v) no suits, actions or other litigations (excluding claims for benefits incurred in the ordinary course of Employee Plan activities) are pending or threatened with respect to any such Employee Plan which individually or in the aggregate are reasonably likely to have a material adverse impact on any such Employee Plan or the business of the Seller.

          R. COBRA Indemnification and Information. The Seller shall pay and be liable to Buyer and shall assume, indemnify, defend, and hold harmless Buyer from and against and in respect of any and all losses, damages, liabilities, taxes, and sanctions imposed upon, incurred by, or assessed against Buyer and any of its employees that arise under the Consolidated Omnibus Budget Reconciliation Act of 1984 ("COBRA") and the Code, interest and penalties, costs, and expenses (including, without limitation, disbursements and reasonable legal fees incurred in connection therewith, and in seeking indemnification therefor, in any amounts or expenses required to be paid or incurred in connection with any action, suit, proceeding, claim, appeal, demand, assessment, or judgment) arising by reason of or relating to any failure to comply with the continuation health care coverage of COBRA and Section 601 through 608 of ERISA which failure occurred with respect to any current or prior employee of Seller or any qualified beneficiary of such employee (as defined in COBRA) on or prior to the Closing Date or as otherwise required as a result of the transactions or matters contemplated by this Agreement.

          S. Unemployment Insurance. Buyer shall have the right (to be determined by the Buyer in its sole discretion) of transferring the Seller's unemployment insurance experience rating with respect to those employees of Seller subsequently retained by the Buyer. In connection therewith, Buyer has the right to audit and approve the payroll information furnished to the New York State Unemployment Insurance Division in connection with the sale of the Purchased Assets. Buyer shall determine in its sole discretion the method of effecting this transaction and Seller agrees to cooperate fully with Buyer and shall promptly furnish such payroll information as shall be requested from time to time by Buyer.

          T. Disclosures. No representation or warranty by Seller in this Agreement or any other document furnished by Seller in connection herewith contains or will contain any untrue statement of a material fact, or omits or will omit to state a material fact required to be disclosed hereunder or thereunder.

     IX. Representations, Warranties and Representations of the Buyer.

          A. Corporate Authority. The Buyer represents and warrants that the Buyer has full corporate power and authority to enter into this Agreement and to carry out the transactions contemplated hereby. The Board of Directors of the
Buyer has taken all action required by law, the Buyer's Certificate of Incorporation, its By-Laws or otherwise to be taken by Buyer to authorize the
execution  and  delivery  of  this  Agreement  and  the   consummation   of  the
transactions contemplated hereby, and this Agreement is a valid and binding agreement of the Buyer enforceable in accordance with its terms, except that:

               a. such enforcement may be subject to bankruptcy, insolvency, reorganization, moratorium or other similar laws now or hereafter in effect relating to creditors' rights; and

               b. the remedy of specific performance and injunctive and other forms of equitable relief may be subject to equitable defenses and to the discretion of the court before which any proceeding therefor may be brought.

          B. No Restrictions on Authority of the Buyer. Except for such restrictions as shall have been waived, there are no corporate, contractual, statutory or other restrictions of any kind upon the power and authority of the Buyer to the purchase and acceptance of assets, properties and business as contemplated by this Agreement, and no action by any federal, state, municipal or other governmental department, commission, board, bureau, agency or instrumentality is necessary to provide such power or authority.

          C. Disclosures. No representation or warranty by the Buyer in this Agreement or any other document furnished by the Buyer in connection herewith contains or will contain any untrue statement of a material fact, or omits or will omit to state a material fact required to be disclosed hereunder or thereunder.

     X. Statutory and Regulatory Filings. Promptly after the date hereof, the Seller and the Buyer shall, if necessary, prepare and file in connection with the assignment of the Real Property Lease, all documentation required to be filed under the New York State Real Property Transfer Tax Law. The parties shall furnish to each other such necessary information and reasonable assistance as the other shall require in connection with its compliance with the provisions of the New York Real Property Transfer Tax Law.

     XI. Closing. The Closing Date shall be the date of this Agreement.

     XII. Sales and Use Taxes; Transfer Taxes.

          A. The Buyer shall be solely responsible, absent an available exemption, for any sales and use taxes (including interest and penalties) applicable to the transfer of the Purchased Assets. The Seller and the Buyer shall jointly prepare a schedule of sales tax due as a result of the transfer of the Purchased Assets. Such tax will be collected by the Seller from the Buyer on or before the Post-Closing Adjustment Date (in the form of a check) and will be remitted by the Seller to the appropriate taxing authority. If there is any different valuation of Purchased Assets by the taxing authority, the Buyer will pay such tax directly to the taxing authority and will hold the Seller harmless from and against any claims arising as a result of the imposition of the tax, its collection and/or remittance.

          B. The Seller shall be solely responsible, absent any available exemption, for transfer taxes payable in connection with the assignment of the Real Property Lease. Transfer taxes will be collected by the Buyer from the Seller on or before the Post-Closing Adjustment Date (in the form of a check) and will be remitted by the Buyer to the appropriate taxing authorities. If there is any different determination of one or more of the transfer taxes due, the Seller will pay such taxes directly to the taxing authority and will hold the Buyer harmless from and against any claims arising as a result of the imposition of the taxes, their collection and/or remittance.

     XIII. Notices. All notices provided for in this Agreement shall be in writing and sent by certified mail, return receipt requested, by Federal Express, Express Mail or other overnight delivery service reputed to be reliable, or by personal delivery to the parties at the address set forth in the preamble to this Agreement or to such other addresses of which one party shall have given notice to the other party in the manner prescribed herein. Notices shall be deemed given when sent.

     XIV. Seller's Employees. To the extent scheduled as an Assumed Liability on or before the Post-Closing Adjustment Date, the Buyer shall assume all accrued but unpaid, vacation, sick and personal days due to each of Seller's employees for his/her employment with the Seller at the Store for all periods of time prior to the Closing Date and be given a credit therefor against the Purchase Price. Other than as set forth herein, the Buyer is not assuming any obligation or liability for any events occurring prior to the Closing Date arising out of, resulting from or based upon the Union Contracts or the performance or non-performance by the Seller of its obligations thereunder.

     XV. Bulk Sales Law. The Buyer hereby waives compliance by the Seller with the provisions of the Bulk Sales Law of the State of New York contained in
Article 6 of the Uniform Commercial Code in effect in the State of New York. The Seller agrees to indemnify the Buyer against, and hold it harmless from, any claims of the creditor or creditors of Seller or any entity or affiliate of the Seller arising out of any failure to comply with any bulk sales law of any jurisdiction in respect of any of the assets and properties purchased by or otherwise transferred to the Buyer pursuant to this Agreement.

     XVI. Further Assurances. From time to time, without further consideration, each of the parties hereto will execute and deliver such documents as the other party hereto may reasonably request in form and substance reasonably satisfactory to the other party in order more effectively to consummate the transactions contemplated hereby and to vest in the Buyer good and marketable title to the assets being conveyed hereunder.

     XVII. Survival of Representations. All representations, warranties, covenants and agreements made by any party in this Agreement or pursuant hereto shall survive for a period of three years from the close of business on the Closing Date.

     XVIII. Indemnification by the Seller.

          A. The Seller shall indemnify, defend and hold harmless the Buyer against any and all Losses (other than economic losses from unprofitable operations of the Store for any period of time during which the Buyer shall operate the Store provided that such losses are not the result of or related to the breach by the Seller of any representation made by the Seller hereunder) that the Buyer shall incur or suffer, which arise out of, result from or relate to:

                    (1) the Seller's operation of the Store prior to the Closing Date, including all Losses arising from all debts, liabilities, all liabilities under the Union Contracts and Employee Plans prior to the Closing Date and all obligations and commitments of the Seller, of whatever nature, whether absolute, contingent or otherwise, other than the Assumed Liabilities, and

                    (ii) any breach of or failure by the Seller to perform any of its representations, warranties, covenants or agreements in this Agreement or any schedule, certificate, exhibit or other instrument furnished or to be furnished under this Agreement within three years of the Closing Date, including, but not limited to, any obligation incurred by the Seller to pay transfer tax and any finder's fee or brokerage commission in connection with this transaction.

          B. In determining the amount of any loss, there shall be excluded therefrom the amount attributable thereto of any insurance recoveries by the Buyer. The total amount of potential liability of the Seller for all Losses (other than Losses resulting from the assertion of liability against the Buyer by third parties, the indemnification of which shall not be subject to any limitation) shall not exceed the Purchase Price.

          C. The Buyer shall notify the Seller within 15 days after receiving notice thereof of the existence of any claim, demand or other matter to which the Seller's indemnification obligation would apply and shall give the Seller a reasonable opportunity to defend the same at its own expense and with counsel of its own selection; provided, that the Buyer shall also have the right to participate in the defense at its own expense. If the Seller shall fail to defend, the Buyer shall have the right, but not the obligation, to undertake the defense of, and to compromise or settle (exercising reasonable business judgment), the claim or other matter on behalf of and for the account of the Seller.

     XIX. Indemnification by the Buyer.

          A. The Buyer shall indemnify, defend and hold harmless the Seller against any and all Losses that the Seller shall incur or suffer, which arise out of, result from, or relate to:

                    (1) the Buyer's operation of the Store from and after the Closing Date,

                    (ii) any breach of or failure by the Buyer to perform any of its representations, warranties, covenants or agreements in this Agreement within three years after the Closing Date, including, but not limited to, any obligation incurred by the Buyer to pay a finder's fee or brokerage commission in connection with this transaction.

          B. In determining the amount of any Loss, there shall be excluded therefrom the amount attributable thereto of any insurance recoveries by the Seller.

          C. The Seller shall notify the Buyer within 15 days after receiving notice thereof of the existence of any claim, demand or other matter to which the Buyer's indemnification obligation would apply and shall give the Buyer a reasonable opportunity to defend the same at its own expense and with counsel of its own selection; provided that the Seller shall also have the right to participate in the defense at its own expense. If the Buyer shall fail to defend, the Seller shall have the right, but not the obligation, to undertake the defense of, and to compromise or settle (exercising reasonable business judgment), the claim or other matter on behalf of and for the account of the Buyer.

     XX. Entire Agreement. This Agreement contains the entire agreement between the parties hereto and may not be modified except by a writing signed by the party to be bound thereby.

     XXI. Applicable Laws. This Agreement shall be construed in accordance with, and be governed by, the laws of the State of New York.

     XXII. Successors or Assigns. This Agreement may not be assigned by either party.

     XXIII. Counterparts. This Agreement may be executed in counterparts at one time or at different times and irrespective of the date of execution between the parties named herein, it shall be deemed to have been executed as of the date first above written and constitute one agreement.

     XXIV. Exhibits and Schedules. Any exhibit or schedule which is not attached to this Agreement or which has not been completed at the time of the execution of this Agreement shall, at the time of its attachment, be deemed to be a part hereof for all purposes as of the date of this Agreement.

     IN WITNESS WHEREOF, the Seller and the Buyer have caused this Asset Purchase Agreement to be duly executed as of the date first above written.

                                                G REMAINDER CORP.

                                                By: /s/ John A. Catsimatidis
                                                   --------------------------
                                                   John A. Catsimatidis
                                                   Chairman of the Board


                                                GRISTEDE'S OPERATING CORP.

                                                By: /s/ John A. Catsimatidis
                                                   --------------------------
                                                   John A. Catsimatidis
                                                   Chairman of the Board

                                  EXHIBIT 10.9

                  FIRST AMENDMENT AND WAIVER TO LOAN AGREEMENT

     THIS FIRST AMENDMENT AND WAIVER ("Amendment") made this 30th day of April, 1998 among GRISTEDE'S SLOAN'S, INC., a Delaware corporation having its principal place of business at 823 Eleventh Avenue, New York, New York 10019 (the "Borrower"), each of the Subsidiaries of the Borrower listed on Schedule 1 annexed to the Agreement (as hereinafter defined) (individually, a "Guarantor" and collectively, the "Guarantors") (the Borrower and the Guarantors, collectively, the "Credit Parties"), EUROPEAN AMERICAN BANK, a New York banking organization, having an office at 335 Madison Avenue, New York, New York 10017 ("EAB" or a "Bank") ISRAEL DISCOUNT BANK OF NEW YORK, a New York banking organization, having an office at 511 Fifth Avenue, New York, New York 10017 ("Israel Discount" or a "Bank"), KEYBANK NATIONAL ASSOCIATION, a national banking association, having an office at 1377 Motor Parkway, Islandia, New York 11788 ("Key" or a "Bank") and BANK LEUMI USA (formerly known as Bank Leumi Trust Company of New York), a New York trust company, having an office at 562 Fifth Avenue, New York, New York 10036 ("Leumi" or a "Bank") and EUROPEAN AMERICAN BANK, as agent for the Banks (the "Agent").

                              W I T N E S S E T H :

     WHEREAS,  the Credit  Parties,  the Banks and the Agent entered into a Loan
Agreement  dated  as  of  the  7th  day  of  November,   1997  (hereinafter  the
"Agreement"); and

     WHEREAS, the Banks have made loans to the Borrower as evidenced by certain notes of the Borrower and specifying interest to be paid thereon; and

     WHEREAS, the Borrower has requested that the Agent and the Banks:

          (i) waive the Default caused by the failure of the Borrower to deliver the consolidating financial statements required by Sections 5.01(b)(ii) and
(iii) of the Agreement;

          (ii) waive the Default caused by the failure of the Borrower to deliver the lease status certificate required by Section 5.01(b)(xiii) of the Agreement;

          (iii) consent to the Borrower's request to change its fiscal year ending date from the Sunday nearest to February 28 of each year to the Sunday nearest November 30 of each year, to be effective November 30, 1997;

          (iv) amend the timing of the calculation of the Applicable Margin as set forth herein;

          (iv) amend certain of the financial covenants contained in the Agreement as set forth herein.

     NOW, THEREFORE, in consideration of Ten ($10.00) Dollars and other good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, the Credit Parties, the Banks and the Agent do hereby agree as follows:

     1. Defined Terms. As used in this Amendment, capitalized terms, unless otherwise defined, shall have the meanings set forth in the Agreement.

     2. Representations and Warranties. As an inducement for the Bank to enter into this Amendment, the Credit Parties each represent and warrant as follows:

          A. That with respect to the Agreement and the Loan Documents executed in connection therewith and herewith:

               (i) There are no defenses or offsets to the Borrower's or any Guarantor's obligations under the Agreement as amended hereby, the Notes or any of the Loan Documents or any other agreements in favor of the Bank referred to in the Agreement, and if any such defenses or offsets exist without the knowledge of the Borrower or any Guarantor, the same are hereby waived.

               (ii) All of the representations and warranties made by the Borrower and any Guarantor in the Agreement as amended hereby are true and correct in all material respects as if made on the date hereof, except for those made with respect to a particular date, which such representations and warranties are restated as of the date of this Amendment to be true and correct in all material respects as of such date; and provided further that the representations and warranties set forth in Section 4.01(f) of the Agreement shall relate to the draft internally prepared (subject to year end audit adjustments) consolidated balance sheet of the Borrower and its Consolidated Subsidiaries for the fiscal year ended November 30, 1997.

               (iii) The outstanding aggregate principal balance of the Loans as evidenced by the Notes was $18,092,859.00 on May 4, 1998 and interest has been paid through April 30, 1998.

     3. Amended Definitions. The following definitions in Article I of the Agreement are hereby amended to read as follows:

          "'Cash Flow Recapture' means the obligation of the Borrower to make a Cash Flow Recapture Payment based on the existence of Excess Cash Flow, beginning with Excess Cash Flow for the fiscal year ending November 29, 1998."

          "'Cleandown Period' means a period, declared by the Borrower to be the "Cleandown Period", of thirty (30) consecutive days during each fiscal year of the Borrower, commencing with the Borrower's fiscal year beginning December 1, 1997."

          "'Debt Service Ratio' means, as to the Borrower and its Consolidated Subsidiaries for any period, the ratio of (i) EBITDA for such period to (ii) the sum of (x) interest expense for such period plus (y) the principal amount of long term Debt (excluding Revolving Credit Loans and excluding the principal component of payments on Excludible Capital Leases) scheduled to be paid during such period. The Debt Service Ratio shall be measured and tested at the end of each fiscal quarter commencing with the fiscal quarter ending May 31, 1998 and for a period covering (i) the two (2) fiscal quarters then ended as of the fiscal quarter ended May 31, 1998, (ii) the three (3) fiscal quarters then ended as of the fiscal quarter ended August 30, 1998, and (iii) the four (4) fiscal quarters then ended at all times thereafter commencing with the fiscal year ending November 29, 1998."

          "'Fixed Charge Coverage Ratio' means, as to the Borrower and its Consolidated Subsidiaries for any period, the ratio of (i) EBITDAR for such period to (ii) the sum of (x) interest expense for such period plus,(y) rent expense (including rent for real estate occupancy and for all other operating leases) for such period, plus (z) the principal amount of long term Debt (excluding Revolving Credit Loans) scheduled to be paid during such period. The Fixed Charge Coverage Ratio shall be measured and tested at the end of each fiscal quarter commencing with the fiscal quarter ending May 31, 1998 and for a period covering (i) the two (2) fiscal quarters then ended as of the fiscal quarter ended May 31, 1998, (ii) the three (3) fiscal quarters then ended as of the fiscal quarter ended August 30, 1998, and (iii) the four (4) fiscal quarters then ended at all times thereafter commencing with the fiscal year ending November 29, 1998."

          "'Funded Debt to EBITDA Ratio' means, as to the Borrower and its Consolidated Subsidiaries for any period, the ratio of (i) Consolidated Funded Debt (as of the last day of such period) to (ii) EBITDA for such period. The Funded Debt to EBITDA Ratio shall be measured and tested at the end of each fiscal quarter and, in the case of EBITDA, for the periods covering (i) the one fiscal quarter then ended as of March 1, 1998 (which amount shall be annualized), (ii) the two (2) fiscal quarters then ended as of May 31, 1998 (which amount shall be annualized), (iii) the three (3) fiscal quarters then ended as of August 30, 1998 (which amount shall be annualized), and (iv) the four
          (4) fiscal quarters then ended at all times thereafter commencing with the fiscal year ending November 29, 1998."

     4. Amendments. The following amendments are hereby made to the Agreement:

          (a) Section 2.26 of the Agreement is hereby deleted in its entirety and replaced as follows:

          "SECTION 2.26. Applicable Margin. The Prime Applicable Margin and the LIBOR Applicable Margin shall each be determined on the basis of the Borrower's Funded Debt to EBITDA Ratio, as calculated based on the Borrower's consolidated financial statements for its most recent fiscal year or quarter. The Prime Applicable Margin and the LIBOR Applicable Margin shall be determined as follows:

               (i) The initial Prime Applicable Margin shall be 75 basis points and the initial LIBOR Applicable Margin shall be 250 basis points, and each shall be applicable until delivery of the Borrower's consolidated financial statements for its fiscal quarter ending March 1, 1998 pursuant to Section 5.01(b) hereof.

               Beginning with delivery of the Borrower's financial statements for the fiscal quarter ending March 1, 1998, and for each fiscal year or quarter thereafter:

               (ii) If the Borrower's Funded Debt to EBITDA Ratio as of the end of such fiscal year or quarter is less than 1.50 to 1.00, the Prime Applicable Margin shall be -0- basis points and the LIBOR Applicable Margin shall be 175 basis points.

               (iii) If the Borrower's Funded Debt to EBITDA Ratio as of the end of such fiscal year or quarter is equal to or greater than 1.50 to
          1.00 but less than 2.00 to 1.00, the Prime Applicable Margin shall be 50 basis points and the LIBOR Applicable Margin shall be 225 basis points.

               (iv) If the Borrower's Funded Debt to EBITDA Ratio as of the end of such fiscal year or quarter is equal to or greater than 2.00 to 1.00, the Prime Applicable Margin shall be 75 basis points and the LIBOR Applicable Margin shall be 250 basis points.

          The Agent shall determine the Applicable Margins within five (5) Business Days of its receipt of all required financial statements and certificates. Changes to the Applicable Margins, if any, will be effective as of the date of determination thereof by the Agent.

               Upon the occurrence and during the continuance of a Default or an Event of Default the Prime Applicable Margin and the LIBOR Applicable Margin may, as a result of changes in the Borrower's Funded Debt to EBITDA Ratio, increase but will not decrease."

          (b) Section 5.02(c) of the Agreement is hereby deleted in its entirety and replaced as follows:

          "(c) Lease Obligations. Create, incur, assume, or suffer to exist any obligation as lessee for the rental or hire of any real or personal property, except (i) Capital Leases permitted by Section 5.02(a); (ii) leases existing on the date of this Agreement and any extensions or renewals thereof; (iii) leases for the use and occupancy of real property (other than leases described in clause (i) or (ii)) which do not, in the aggregate, require the Borrower and the Guarantors to make payments (including taxes, insurance, maintenance, and similar expenses which the Borrower or any Guarantor is required to pay under the terms of any lease) in any fiscal year of the Borrower in excess of that amount of incremental "Average Annual Cost" during each fiscal year of the Borrower set forth in the schedule below, it being the intent of this clause (iii) that the Borrower may enter into such leases which add not more than such amounts of incremental "Average Annual Cost" in each fiscal year, and (iv) all other operating leases (other than leases described in (i), (ii) or (iii)), which do not, in the aggregate, require the Borrower and the Guarantors to make annual payments under such leases in excess of $1,000,000.00 in the aggregate over the term of this Agreement. For purposes hereof, "Average Annual Cost" shall mean the total amount to be paid by the lessee under any lease over the term of such lease, for any and all purposes, including rent, escalations, taxes, operating costs, pass throughs, electric and other utility costs, commissions, build-outs, and all other amounts payable to or for the benefit of the lessor divided by the term of the lease, in years.

                               Real Estate Leases

          Fiscal Year
          Ending in                             Average Annual Cost

          1997                                  $500,000.00*

          1998                                  $1,500,000.00

          1999                                  $2,000,000.00

          2000 and thereafter                   $3,000,000.00

          *for the period beginning with the date of the Agreement"

          (c) Section 5.02(l) of the Agreement is hereby deleted in its entirety and replaced as follows:

          "(l) Losses. Incur a net loss (i) the period beginning on the date of this Agreement and ending on March 1, 1998, or (ii) for any fiscal year thereafter, including but not limited to the fiscal year ending November 29, 1998."

          (d) Section 5.03(b) of the Agreement is hereby deleted in its entirety and replaced as follows:

          "(b) Unfunded Consolidated Capital Expenditures. The Borrower, the Guarantors and their respective Subsidiaries will not make Unfunded Consolidated Capital Expenditures in excess of the amounts set forth below in the aggregate during any fiscal year:

          Fiscal Year
          Ending in                             Average Annual Cost

          1997                                  $500,000.00*

          1998                                  $1,000,000.00

          1999                                  $1,250,000.00

          2000 and thereafter                   $1,500,000.00

          *for the period beginning with the date of the Agreement"

     5. Waivers and Consent. (a) The Agent and the Banks each hereby waive the following Defaults under the Agreement:

               (i) the failure of the Borrower to deliver the consolidated financial statements required by Section 5.01(b)(i) of the Agreement provided that such statements are delivered not later than May 13, 1998;

               (ii) the failure of the Borrower to deliver the consolidated financial statements required by Section 5.01(b)(ii) of the Agreement provided that such statements are delivered not later than May 28, 1998;

               (iii) the failure of the Borrower to deliver the consolidating financial statements required by Section 5.01(b)(iii) of the Agreement provided that such statements are delivered not later than May 28, 1998;

               (iv) the failure of the Borrower to deliver the lease status certificate required by Section 5.01(b)(xiii) of the Agreement provided that such certificate is delivered not later than May 28, 1998.

          (b) The Agent and the Banks hereby consent to the Borrower's request to change its fiscal year ending date from the Sunday nearest to February 28 of each year to the Sunday nearest November 30 of each year, to be effective November 30, 1997.

     6. Effectiveness. This Amendment shall become effective upon the occurrence of the following events and the receipt and satisfactory review by the Agent and its counsel of the following documents:

          (a) The Agent and each Bank shall have received this Amendment, duly executed by the Borrower and each Guarantor.

          (b) The Agent shall have received copies of any and all modifications of the documentation referred to in Section 3.01 of the Agreement which could result in a Material Adverse Change.

          (c) The Agent shall have been paid, on behalf of the Banks, an amendment fee in the amount of $15,000.00.

     7. Governing Law. This Amendment shall be governed by, and construed in accordance with, the laws of the State of New York.

     8. Counterparts. This Amendment may be executed in any number of counterparts and by different parties hereto in separate counterparts, each of which when so executed shall be deemed to be an original and all of which taken together shall constitute one and the same agreement.

     9. Ratification. Except as hereby amended, the Agreement and all other Loan Documents executed in connection therewith shall remain in full force and effect in accordance with their originally stated terms and conditions. The Agreement and all other Loan Documents executed in connection therewith, as amended hereby, are in all respects ratified and confirmed.

     10. Waiver of Jury Trial. The Borrower, each Guarantor, the Agent and the Banks waive all rights to trial by jury on any cause of action directly or indirectly involving the terms, covenants or conditions of this Amendment or any Loan Document.

     IN WITNESS WHEREOF, the parties hereto have executed this Amendment as of the year and date first above written.

EUROPEAN AMERICAN BANK, as Agent

By:   /s/ George L Stirling
   ----------------------------
   George L. Stirling
   Vice President

EUROPEAN AMERICAN BANK

By:   /s/ George L Stirling
   ----------------------------
   George L. Stirling
   Vice President

ISRAEL DISCOUNT BANK OF NEW YORK

By:    /s/ Scott Fishbein
   ----------------------------
   Name:  Scott Fishbein
   Title: Vice President

By:
   ----------------------------
   Name:
   Title:

KEYBANK NATIONAL ASSOCIATION

By:    /s/ Joseph Burns
   ----------------------------
    Name:  Joseph Burns
    Title: Vice President

BANK LEUMI USA

By:    /s/ John Koenigsberg
   ----------------------------
   Name:  John Koenigsberg
   Title: Vice President

By:
   ----------------------------
   Name:
   Title:

GRISTEDE'S SLOAN'S, INC.

By:    /s/ John Catsimatidis
   ----------------------------
   John Catsimatidis
   Chief Executive Officer


CITY PRODUCE OPERATING CORP.

By:    /s/ John Catsimatidis
   ----------------------------
   John Catsimatidis
   President

GRISTEDE'S OPERATING CORP.

By:    /s/ John Catsimatidis
   ----------------------------
   John Catsimatidis
   President

NAMDOR INC.

By:    /s/ John Catsimatidis
   ----------------------------
   John Catsimatidis
   President

RAS OPERATING CORP.

By:    /s/ John Catsimatidis
   ----------------------------
   John Catsimatidis
   President

SAC OPERATING CORP.

By:    /s/ John Catsimatidis
   ----------------------------
   John Catsimatidis
   President

                                  EXHIBIT 10.10

                             1998 STOCK OPTION PLAN
                                       OF
                            GRISTEDE'S SLOAN'S, INC.


1.   Purpose

     The purpose of this Stock Option Plan (the "Plan") of Gristede's Sloan's, Inc., a Delaware corporation (the "Company"), is to secure for the Company and its stockholders the benefits arising from stock ownership by selected key employees of the Company or its subsidiaries, directors, consultants or other persons ("Participants") as the Board of Directors of the Company, or a committee thereof constituted for the purpose, may from time to time determine. The Plan will provide a means whereby (i) such employees (including employees who are directors) may purchase shares of the Common Stock of the Company pursuant to options that will qualify as "incentive stock options" under Section 422 of the Internal Revenue Code of 1986, as amended (the "Code") and (ii) such employees, directors, consultants or other person may purchase shares of the Common Stock of the Company pursuant to "non-qualified stock options."

2.   Administration

     2.1 The Plan shall be administered by the Board of Directors of the Company (the "Board of Directors") or by one or more committees of the Board of Directors (the "Committee") each composed solely of two or more "Non-Employee Directors", as that term is defined in Rule 16b-3(b)(3) of the General Rules and Regulations under the Securities Exchange Act of 1934 (the "Exchange Act"), of the Company. Any action of the Board of Directors or the Committee with respect to administration of the Plan shall be taken by a majority vote or written consent of its members. No person on the Board of Directors or Committee shall participate in any matter pertaining to him.

     2.2 Subject to the provisions of the Plan, the Board of Directors or the Committee shall have authority (i) to construe and interpret the Plan, (ii) to define the terms used therein, (iii) to prescribe, amend and rescind rules and regulations relating to the Plan, (iv) to determine the individuals to whom and the time or times at which options shall be granted, whether any options granted will be incentive stock options or non-qualified stock options, the number of shares to be subject to each option, the exercise price of an option, the number of installments, if any, in which each option may be exercised, and the duration of each option, (v) to approve and determine the duration of leaves of absence which may be granted to Participants without constituting a termination of their employment for the purposes of the Plan, and (vi) to make all other determinations necessary or advisable for the administration of the Plan. All determinations and interpretations made by the Board of Directors or the Committee shall be binding and conclusive on all Participants in the Plan and their legal representatives and beneficiaries.

3.   Shares Subject to the Plan

     Subject to adjustment as provided in Paragraph 14 hereof, the shares to be issued under the Plan shall consist of the Company's Common Stock. The aggregate number of shares of common stock, par value $.02 per share of the Company ("Shares") which may be issued upon exercise of all options under the Plan shall not exceed 500,000, subject to adjustment as provided in Paragraph 14. If any option granted under the Plan shall expire or terminate for any reason, without having been exercised in full, the unpurchased shares subject thereto shall again be available for options to be granted under the Plan.

4.   Eligibility and Participation

     4.1 All regular salaried employees of the Company or any subsidiary corporation (as defined in Section 424(f) of the Code) shall be eligible to receive incentive stock options and non-qualified stock options. Directors of the Company or any subsidiary corporation, consultants and other persons who are not regular salaried employees of the Company or any subsidiary corporation are not eligible to receive incentive stock options, but are eligible to receive non-qualified stock options.

     4.2 No incentive stock options may be granted to any employee who, at the time the incentive stock option is granted, owns shares possessing more than ten percent of the total combined voting power of all classes of stock of the Company (or of its subsidiary corporations as defined in Section 424(f) of the Code), unless the exercise price of such incentive stock option is at least one hundred ten percent of the fair market value of the Common Stock, determined by fair market value as of the date each respective option is granted in accordance with Paragraph 7, and such incentive stock option by its terms is not exercisable after the expiration of five years from the date such incentive stock option is granted. In addition, and anything to the contrary contained in this Plan notwithstanding, no employee of the Company shall be granted in any calendar year options to purchase more than 100,000 Shares.

     4.3 The aggregate fair market value of the Common Stock for which incentive stock options granted to any one employee under this Plan or any other incentive stock option plan of the Company which may by their terms first become exercisable during any calendar year shall not exceed $100,000, determined by fair market value as of the date each respective option is granted.

     4.4 All options granted under the Plan shall be granted within ten years from March 17, 1998.

5.   Duration of Options

     Each option and all rights associated therewith shall expire on such date as the Board of Directors or the Committee may determine, but in no event later than ten years from the date on which the option is granted, and shall be subject to earlier termination as provided herein.

6.   Price and Exercise of Options

     6.1 Subject to Paragraph 4.2, the purchase price of the Common Stock covered by each option shall be determined by the Board of Directors or the Committee, but in the case of an incentive stock option shall not be less than one hundred percent of the fair market value of such Common Stock on the date the incentive stock option is granted. The purchase price of the Common Stock upon exercise of an option shall be paid in full at the time of exercise (i) in cash or by certified or cashier's check payable to the order of the Company,
(ii) by  cancellation of  indebtedness  owed by the Company to the  Participant,
(iii) by delivery of shares of Common Stock of the Company already owned by, and in the possession of the Participant, (iv) if authorized by the Board of Directors or the Committee or if specified in the option being exercised, by a promissory note made by the Participant in favor of the Company, subject to terms and conditions determined by the Board of Directors or the Committee, secured by the Common Stock, issuable upon exercise, and in compliance with applicable law (including, without limitation, state, corporate and federal requirements), (v) by any combination thereof, or (vi) in such other manner as the Board of Directors or the Committee may specify in order to facilitate the exercise of options by the holders thereof. Shares of Common Stock used to satisfy the exercise price of an option shall be valued at their fair market value determined in accordance with Paragraph 7 hereof.

     6.2 No option granted under this Plan shall be exercisable if such exercise would involve a violation of any applicable law or regulation (including without limitation, federal and state securities laws and regulations). Each option shall be exercisable in such installments during the period prior to its expiration date as the Board of Directors or Committee shall determine; provided, however, that unless otherwise determined by the Board of Directors or Committee, if the Participant shall not in any given installment period purchase all of the shares which the Participant is entitled to purchase in such installment period, then such Participant's right to purchase any shares not purchased in such installment period shall continue until the expiration date or sooner termination of the Participant's option. No option may be exercised for a fraction of a share and no partial exercise of any option may be for less than ten shares.

7.   Fair Market Value of Common Stock

     The "Fair Market Value of a Share of Common Stock" of the Company shall be defined and determined as follows:

     (a) If the Common Stock is listed on any established stock exchange or a national market system, including without limitation the National Market of the National Association of Securities Dealers, Inc. Automated Quotation ("Nasdaq") System, the Fair Market Value of a Share of Common Stock shall be the closing sales price for such stock (or the closing bid, if no sales were reported) as quoted on such system or exchange (or the exchange with the greatest volume of trading in Common Stock) on the date of grant, as reported in The Wall Street Journal or such other source as the Board deems reliable;

     (b) If the Common Stock is quoted on Nasdaq (but not on the National Market thereof) or regularly quoted by a recognized securities dealer but selling prices are not reported, the Fair Market Value of a Share of Common Stock shall be the mean between the high bid and low asked prices for the Common Stock on the last market trading day prior to the day of determination, as reported in The Wall Street Journal or such other source as the Board deems reliable, or;

     (c) In the absence of an established market for the Common Stock, the Fair Market Value thereof shall be determined in good faith by the Board.

8.   Withholding Tax

     Upon (i) the disposition of shares of Common Stock acquired pursuant to the exercise of an incentive stock option granted pursuant to the Plan within two years of the granting of the incentive stock option or within eighteen months after exercise of the incentive stock option, or (ii) the exercise of a non-qualified stock option, the Company shall have the right to require such employee or other person, and such employee or other person, by accepting the options granted under the Plan agrees, to pay the Company the amount of any taxes which the Company may be required to withhold with respect thereto. In the event of (i) or (ii), then such employee or other person may elect to pay the amount of any taxes which the Company may be required to withhold by delivering to the Company shares of the Company's Common Stock having a fair market value determined in accordance with Paragraph 7 equal to the withholding tax obligation determined by the Company. Such shares so delivered may be either shares withheld by the Company upon the exercise of the option or other shares. Such election shall comply with all applicable laws (including without limitation, state, corporate and federal requirements).

9.   Nontransferability

     An option granted under the Plan shall, by its terms, be nontransferable by the holder either voluntarily or by operation of law, other than by will or the laws of descent and distribution and shall be exercisable during the holder's lifetime only by the holder, regardless of any community property interest therein of the spouse of the holder, or such spouse's successors in interest. If the spouse of the holder shall have acquired a community property interest in an option, the holder, or the holder's permitted successors in interest, may exercise the option on behalf of the spouse of the holder or such spouse's successors in interest.

10.  Holding of Stock After Exercise of Option

     Shares shall not be issued pursuant to the exercise of an option unless the exercise of such option and the issuance and delivery of such Shares pursuant thereto shall comply with all relevant provisions of law, including, without limitation, the Securities Act of 1933, as amended, the Exchange Act, the rules and regulations promulgated thereunder, state securities laws, and the requirements of any stock exchange yon which the Shares may then be listed, and shall be further subject to the approval of counsel for the Company with respect to such compliance.

     As a condition to the exercise of an option, the Company may require the person exercising such option to represent and warrant at the time of any such exercise that the Shares are being purchased only for investment and without any present intention to sell or distribute such Shares, if, in the opinion of counsel for the Company, such a representation is required by any of the aforementioned relevant provisions of law.

     Inability of the Company to obtain authority from any regulatory body having jurisdiction, which authority is deemed by the Company's counsel to be necessary to the lawful issuance and sale of any Shares hereunder, shall relieve the Company of any liability in respect of the failure to issue or sell such Shares as to which such requisite authority shall not have been obtained.

11.  Termination of Employment

     If a holder of an incentive stock option ceases to be employed by the Company or one of its subsidiary corporations (as defined in Section 424(f) of the Code) for any reason other than the holder's death or permanent disability (within the meaning of Section 22(e)(3) of the Code), the holder's incentive stock options shall immediately become void and of no further force or effect; provided, however, that within three months after the date the holder ceases to be an employee of the Company or such subsidiary such incentive stock option may be exercised to the extent exercisable on the date of such cessation of employment. A leave of absence approved in writing by the Board of Directors or the Committee shall not be deemed a termination of employment for the purposes of this Paragraph 11, but no incentive stock option may be exercised during any such leave of absence, except during the first three months thereof. Termination of employment or other relationship with the Company by the holder of a non-qualified stock option will have the effect specified in the individual option agreement or certificate of grant as determined by the Board of Directors or the Committee.

12.  Death or Permanent Disability of Option Holder

     If the holder of an incentive stock option dies or becomes permanently disabled while the option holder is employed by the Company or one of its subsidiary corporations (as defined in Section 424(f) of the Code), the holder's option shall expire one year after the date of such death or permanent disability unless by its terms it expires sooner. During such period after death, such incentive stock option may, to the extent that it remains unexercised (but exercisable by the holder according to such option's terms) upon the date of such death, be exercised by the person or persons to whom the option holder's right under the incentive stock option shall pass by the option holder's will or by the laws of descent and distribution. The death or permanent disability of a holder of a non-qualified stock option will have the effect specified in the individual option agreement or certificate of grant as determined by the Board of Directors or the Committee.

13.  Privileges of Stock Ownership

     No person entitled to exercise any option granted under the Plan shall have any of the rights or privileges of a stockholder of the Company in respect of any shares of Common Stock issuable upon exercise of such option until certificates representing such shares shall have been issued and delivered. No shares shall be issued and delivered upon exercise of any option unless and until, in the opinion of counsel for the Company there shall have been full compliance with any applicable registration requirements of the Act, any applicable listing requirements of any national securities exchange on which the Common Stock is then listed, and any other requirements of law or of any regulatory bodies having jurisdiction over such issuance and delivery.

14.  Adjustments

     14.1 If the outstanding shares of Common Stock of the Company are increased, decreased, changed into or exchanged for a different number or kind of shares or securities of the Company through a reorganization, recapitalization, reclassification, stock dividend, stock split, reverse stock split or other similar transaction, an appropriate and proportionate adjustment shall be made in the maximum number and kind of shares as to which options may be granted under this Plan. A corresponding adjustment changing the number or kind of shares allocated to unexercised options or portions thereof, which shall have been granted prior to any such change, shall likewise be made. Any such adjustment in the outstanding options shall be made without change to the aggregate purchase price applicable to the unexercised portion of the option but with a corresponding adjustment in the purchase price for each share covered by the option.

     14.2 Notwithstanding the foregoing, the Board of Directors or the Committee may provide in writing in connection with such transaction for any or all of the foregoing alternatives (separately or in combination): (i) for options therefore granted to become immediately exercisable; (ii) for the assumption by the successor corporation of the options theretofore granted or the substitution by such corporation for such options or new stock options covering the stock of the successor corporation, or a parent or subsidiary thereof, with appropriate adjustments as to the number and kind of shares and prices; and (iii) for the continuance of the Plan by such successor corporation in which event the Plan and the options theretofore granted shall continue in the manner and under the terms so provided.

     14.3 Adjustments under this Paragraph 14 shall be made by the Board of Directors or Committee, whose determination as to what adjustments shall be made, and the extent thereof, shall be final, binding and conclusive. No fractional shares of stock shall be issued under the Plan on any such adjustment.

15.  Amendment and Termination of Plan

     15.1 The Board of Directors or the Committee may at any time suspend or terminate the Plan. The Board of Directors or the Committee may also at any time amend or revise the terms of the Plan, provided, however, that if stockholder approval is required pursuant to Rule 16b-3 or another Rule of the General Rules and Regulations under the Exchange Act, no such amendment or revision to (i) increase the maximum number of shares which may be acquired pursuant to options, granted under the Plan, (ii) change the minimum purchase price set forth in Paragraph 4.2 and 6, (iii) increase the maximum term of options provided for in Paragraph 5, or (iv) change the designation of persons eligible to receive options or as provided in Paragraph 4, shall become effective until such stockholder approval of such amendment or revision is obtained.

     15.2 No amendment, suspension or termination of the Plan shall, without the consent of the holder, alter or impair any rights or obligations under any option or theretofore granted under the Plan.

16.  Effective Date of Plan

     16.1 No option may be granted under the Plan unless and until (i) the options and underlying shares have been registered under the Act and qualified with the appropriate state regulatory agencies, or (ii) the Company has been advised by counsel that such options and underlying shares are exempt from such registration and/or qualification.

     16.2 The Plan shall be effective as of March 17, 1998, the date on which it was approved by the Board. However, notwithstanding any other provisions contained herein, the Plan and all stock options granted under the Plan shall be void if the Plan is not approved at the next Annual Meeting of Stockholders by the holders of a majority of the outstanding voting stock of the Company (voting as a single class) present, or represented, and entitled to vote at a meeting of such stockholders duly held in accordance with the Delaware General Corporation Law. No stock option issued under the Plan shall become exercisable in whole or in part until the Plan is so approved by stockholders.

17.  Reservation of Shares

     The Company, during the term of this Plan, will at all times reserve and keep available such number of Shares as shall be sufficient to satisfy the requirements of the Plan.

                                 EXHIBIT 10.11


                              JOHN A. CATSIMATIDIS
                              823 Eleventh Avenue
                            New York, New York 10019





Gristede's Sloan's, Inc.
823 Eleventh Avenue
New York, N.Y. 10019

May 15, 1998


          Ref: Audit of Gristede's Sloan's Inc. Financial Statements for the Fiscal Year Ended 11/30/97


Gentlemen:

     On November 10, 1997, Gristede's Sloan's, Inc. ("GRI") acquired 29 supermarkets and City Produce Distributors, Inc (collectively, the "Food Group") from entities wholly owned directly or indirectly by myself (the "Acquisition"). The total consideration for the Acquisition was $40 million--and was paid by GRI issuing $36 million in common stock and assuming $4 million in liabilities owed by the Food Group to myself or entities wholly owned by myself (the "Intercompany Liabilities").

     In connection with the Acquisition, GRI acquired (i) the inventories located at the Food Group stores, (ii) various Food Group vendor trade receivables, and (iii) certain other Food Group assets. In turn, GRI assumed an equivalent amount of Food Group trade vendor payables and certain other Food Group liabilities.

     GRI's audited financial statements for FYE 11/30/97 indicate that as of such date, GRI had approximately $3.3 million in vendor trade receivables that were acquired from the Food Group pursuant to the Acquisition (the "Receivables").

     Notwithstanding an aggregate $300,000 reserve against aggregate GRI receivables of approximately $5.1 million outstanding at 11/30/97, should any portion of the Receivables, net of amounts applied against the $300,000 reserve, be deemed by GRI's auditors BDO Seidman, LLP, to be uncollectible at GRI's next fiscal year end date of 11/29/98 (the "Net Uncollectible Receivables"), I agree to have such Net Uncollectible Receivables offset, dollar for dollar, against the Intercompany Liabilities, provided however that the aggregate amount of such offsets do not exceed $1 million. Subsequent recoveries against the Net Uncollectible Receivables shall be available to pay Intercompany Liabilities.

Gristede's Sloan's, Inc.
Page 2


     I agree not to permit the level of Intercompany Liabilities on GRI's books to fall below $1 million prior to the issuance of GRI's audited FYE 11/29/98 financial statements, to cover any contingent liability herein.


                                        Sincerely,

                                        /s/ John Catsimatidis

                                        John Catsimatidis

                                                                      Exhibit 23


CONSENT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


Sloan's Supermarkets, Inc.
New York, New York

We hereby consent to the incorporation by reference in the Registration Statement on Form S-8 dated January 23, 1996, relating to the consolidated financial statements appearing in the Company's Annual Report on Form 10-K for the transition period from March 3, 1997 to November 30, 1997.

  /s/ BDO Seidman, LLP

BDO Seidman, LLP



New York, New York

June 10, 1998