Form 10-Q
period 1998-03-01
GRISTEDES SLOANS INC /DE
filed 1998-06-11
CIK 28325

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

     (Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 1, 1998.


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



                                 (212) 956-5803
              ----------------------------------------------------
              (Registrant's Telephone Number, Including Area Code)

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

Yes [X]     No [ ]

At May 31, 1998, the registrant had issued and outstanding 19,636,574 shares of common stock.

                    GRISTEDE'S SLOAN'S, INC. AND SUBSIDIARIES


                          PART I-FINANCIAL INFORMATION


Item 1. Financial Statements


               Consolidated Balance Sheets as of
                    March 1, 1998 and November 30, 1997           Page 3


               Consolidated Statements of Operations for
                    the quarter ended
                    March 1, 1998 and March 2, 1997               Page 4


               Consolidated Statements of Stockholders'
                    Equity for the quarter ended
                    March 1, 1998                                 Page 5


               Consolidated Statements of Cash Flows for
                    the quarter ended
                    March 1, 1998 and March 2, 1997               Page 6


               Notes to Consolidated Financial Statements         Page 7




Item 2. Management's Discussion and Analysis of
               Financial Condition and Results of
               Operations                                         Page 9

Item 1
Financial Statements


                            GRISTEDE'S SLOAN'S, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                                                         March 1,       November 30,
ASSETS                                                                                                     1998             1997
                                                                                                        Unaudited          Audited
                                                                                                      ===========       ============
CURRENT ASSETS:
          Cash ...............................................................................        $   113,458        $    88,970
          Accounts receivable - net of allowance for doubtful accounts
             of $300,000 at March 1, 1998 and November 30, 1997 ..............................          5,926,069          5,110,026
          Inventory ..........................................................................         17,382,740         16,221,465
          Prepaid expenses and other current assets ..........................................            850,342            914,544
          Notes receivable- current portion ..................................................            607,381            584,912
                                                                                                      -----------        -----------

                   Total current assets ......................................................         24,879,990         22,919,917
                                                                                                      -----------        -----------

PROPERTY AND EQUIPMENT:
          Furniture, fixtures and equipment ..................................................         14,151,349         13,393,803
          Capitalized equipment leases .......................................................          5,574,369          5,574,369
          Leaseholds and leasehold improvements ..............................................         31,624,178         30,296,510
                                                                                                      -----------        -----------
                                                                                                       51,349,896         49,264,682
          Less accumulated depreciation and amortization .....................................         24,770,212         23,567,986
                                                                                                      -----------        -----------

                   Net property and equipment ................................................         26,579,684         25,696,696

          Due from affiliate .................................................................            356,603            351,778
          Deposits and other assets ..........................................................            715,262            717,429
          Deferred costs .....................................................................          2,081,880          1,515,004
          Notes receivable - noncurrent portion ..............................................          1,357,528          1,504,731
                                                                                                      -----------        -----------

                                                                                                      $55,970,947        $52,705,555
                                                                                                      ===========        ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
          Accounts payable, trade ............................................................        $15,636,456        $15,671,962
          Accrued payroll, vacation and withholdings .........................................            861,137          1,276,535
          Accrued expenses and other current liabilities .....................................          1,210,767            947,395
          Capitalized lease obligation - current portion .....................................            421,180            389,809
          Current portion of long term debt ..................................................          1,714,284          1,714,284
                                                                                                      -----------        -----------

                   Total current liabilities .................................................         19,843,824         19,999,985

          Long-term debt .....................................................................         14,607,145         11,285,716
          Due to affiliate ...................................................................          4,000,000          4,000,000
          Deferred advertising ...............................................................            346,154            378,654
          Capitalized lease obligation - non current portion .................................          1,252,533          1,377,194
          Deferred rent ......................................................................          1,190,310            993,984
                                                                                                      -----------        -----------

                   Total liabilities .........................................................         41,239,966         38,035,533
                                                                                                      -----------        -----------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
          Preferred stock, $50 par, - shares authorized 500,000; none issued
          Common stock, $.02 par, - shares authorized 25,000,000; outstanding
               19,636,574 shares issued at November 30, 1997  and  March 1, 1998 .............            392,732            392,732
          Additional paid-in capital .........................................................         14,167,595         14,136,674
          Retained earnings ..................................................................            170,654            140,616
                                                                                                      -----------        -----------

                   Total stockholders' equity ................................................         14,730,981         14,670,022
                                                                                                      -----------        -----------

                                                                                                      $55,970,947        $52,705,555
                                                                                                      ===========        ===========

See accompanying notes to unaudited consolidated financial statements.

                            GRISTEDE'S SLOAN'S, INC.
                 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
             FOR THE QUARTER ENDED MARCH 1, 1998 AND MARCH 2, 1997



                                                    13 weeks         13 weeks
                                                     ended            ended
                                                    March 1,         March 2,
                                                      1998             1997
                                                 =============    ============


Sales .........................................   $ 39,420,880    $ 26,123,871
Cost of sales .................................     23,513,947      16,245,331
                                                  ------------    ------------

Gross profit ..................................     15,906,933       9,878,540

Store operating, general and
administrative expenses .......................     13,290,951       8,780,586

Depreciation and amortization .................      1,053,960         451,083
                                                  ------------    ------------

                                                     1,562,022         646,871

Non-store operating expenses ..................      1,190,924       1,502,848
                                                  ------------    ------------

Operating profit/(loss) .......................        371,098        (855,977)
                                                  ------------    ------------

Other income (expense)
Interest income ...............................         51,007          17,791
Interest expense ..............................       (379,567)       (126,625)
                                                  ------------    ------------

                                                      (328,560)       (108,834)
                                                  ------------    ------------

Income/(loss) before provision for income taxes         42,538        (964,811)

Provision for income taxes ....................         12,500               0
                                                  ------------    ------------

Net income/(loss) .............................   $     30,038    $   (964,811)
                                                  ============    ============

Net income per share ..........................          $0.00         N/A
                                                  ============    ============

Weighted average number of shares and
equivalents outstanding .......................     19,636,574         N/A
                                                  ============    ============


See accompanying notes to unaudited consolidated financial statements.


                            GRISTEDE'S SLOAN'S, INC.
            UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                           QUARTER ENDED MARCH 1, 1998



                                                                                     Additional                            Total
                                                            Common stock               Paid-In          Retained       Stockholders'
                                                       Shares           Amount         Capital          Earnings           Equity
                                                  ===========      ===========      ===========      ===========      ===========

Balance at November 30 , 1997 ..............       19,636,574          392,732       14,136,674          140,616       14,670,022

To reflect acquisition of new store
#53 on February 6, 1998 ....................                                             30,921                            30,921

Net income for the quarter
ended March 1, 1998 ........................                                             30,038                            30,038
                                                  -----------      -----------      -----------      -----------      -----------

Balance at March 1, 1998 ...................       19,636,574      $   392,732      $14,167,595      $   170,654      $14,730,981
                                                  ===========      ===========      ===========      ===========      ===========


See accompanying notes to unaudited consolidated financial statements.


                            GRISTEDE'S SLOAN'S, INC.
                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE QUARTER ENDED MARCH 1, 1998 AND MARCH 2, 1997


                                                         13 weeks      13 weeks
                                                          ended         ended
                                                         March 1,      March 2,
                                                           1998          1997
                                                       ==========    ===========

Net  income/(loss) .................................   $   30,038    $ (964,811)

Adjustments to reconcile net loss to net cash provided by operating activities:

Depreciation and amortization ......................    1,053,960       451,083

Changes in operating assets and liabilities:

Accounts receivable - net ..........................     (816,043)     (521,308)
Inventory ..........................................   (1,161,275)      760,734
Prepaid expenses and other current assets ..........       64,202
Notes receivable ...................................      124,734
Receivable from officer ............................       (4,825)
Other assets .......................................     (564,709)
Accounts payable, trade ............................      (35,506)   (1,503,426)
Accrued payroll, vacation and withholdings .........     (760,390)
Accrued expenses and other current liabilities .....      608,364
Accrued rent leveling ..............................      196,326
Capitalized lease obligations ......................      (93,290)
Other credits ......................................      (32,500)
                                                       ----------    ----------

   Net cash (used)/ provided by operating activities   (1,390,914)   (1,777,728)
                                                       ----------    ----------

Capital expenditures - net .........................   (1,906,027)      502,580
                                                       ----------    ----------

   Net cash used in investing activities ...........   (1,906,027)      502,580
                                                       ----------    ----------

Proceeds from bank loan ............................    3,750,000
Repayments of bank loan ............................     (428,571)
                                                       ----------    ----------

   Net cash provided /(used) in financing activities    3,321,429             0
                                                       ----------    ----------

NET INCREASE  IN CASH AND CASH EQUIVALENTS .........       24,488             0

CASH AND CASH EQUIVALENTS, beginning of period ......       88,970             0
                                                       ----------    ----------

CASH AND CASH EQUIVALENTS, end of period ...........   $  113,458    $        0
                                                       ==========    ==========

INCREASE IN NET ASSETS PURCHASED ...................                 $ *761,420

* The Unaudited Consolidated Statement of Cash Flows for the Quarter Ended March 2, 1997 reflects the difference between the Statement of Assets to be Purchased and Liabilities to be Assumed at March 2, 1997 as compared to December 1, 1996. No cash was transferred as part of the acquisition. The increase in Net Assets Purchased was $ 761,420.


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
                                                                     ----------

       Cash  paid for interest .....................   $  369,164       241,449
       Cash paid for taxes .........................       10,429         9,572

NONCASH TRANSACTIONS
                                                                     ----------

       Acquisition of new store ....................   $   30,921          --


See accompanying notes  to unaudited consolidated financial statements.

                    GRISTEDE'S SLOAN'S, INC. AND SUBSIDIARIES

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BUSINESS - On November 4, 1997, Sloan's Supermarkets, Inc. ("Sloan's") changed its name to Gristede's Sloan's, Inc. ("GRI" or the "Company"). On November 10, 1997, GRI acquired certain assets, net of liabilities, of 29 selected supermarkets and a wholesale distribution business ("The Food Group") controlled by Mr. John Catsimatidis, Chairman and 37% stockholder of Sloan's. The transaction was accounted for as the acquisition of Sloan's by The Food Group pursuant to Emerging Issues Task Force 90-13 as a result of The Food Group obtaining control of Sloan's after the transaction. The assets and liabilities of The Food Group were recorded at their historical cost. Sloan's assets and liabilities were recorded at their fair value to the extent acquired. Consideration for the transaction was based on an aggregate of $36,000,000 in market value of the Company's common stock and the assumption of $4,000,000 of liabilities. 16,504,298 shares of common stock were issued on the date of the acquisition based on a market price of $2.18 per share.

The Company presently operates 42 supermarkets and one health and beauty aids store (the "Supermarkets"). 37 Supermarkets are located in Manhattan, New York, three Supermarkets are located in Westchester County, New York, two Supermarkets, are located in Brooklyn, New York and one Supermarket is located in Long Island, New York. 23 of the Supermarkets are operated under the "Sloan's" name and 20 are operated under the "Gristede's" name. The Company leases all of its Supermarket locations.

The Company also owns City Produce Operating Corp., a corporation which operates a warehouse and distribution center primarily for fresh produce on leased premises in the Bronx, New York.

PRINCIPLES OF CONSOLIDATION - The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All material intercompany accounts and transactions have been eliminated in consolidation.

QUARTER END - The Company operates using the conventional retail 52/53 week fiscal year. The fiscal quarter ends on the Sunday closest to the end of the quarter. The Company's fiscal year ends on the Sunday closest to November 30.

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

                    GRISTEDE'S SLOAN'S, INC. AND SUBSIDIARIES

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

The Company's Annual Report on Form 10-K for the transition 9 month period ended November 30, 1997 contains information which should be read in conjunction herewith.


2. RELATED PARTY TRANSACTIONS

The Company has advanced funds to a company owned by the Chairman of the Board who is also the principal stockholder of the Company. As of March 1, 1998, the Company is owed $356,603 including accrued interest. As of November 30, 1997, advances and accrued interest totaled $351,778.

Advertising services are provided to the Company by an affiliated company MCV Advertising Associates, Inc. For the quarters ended March 1, 1998 and March 2, 1997 the costs incurred were $295,758 and $174,121, respectively.

The Company has entered into capital and operating leases with an affiliate, Red Apple Leasing, Inc. Such leases are primarily for store operating equipment. Obligations under capital leases at March 1, 1998 were $1,134,683 and require monthly payments of $35,114 through March 1, 2001. Obligations under operating leases require monthly payments of $41,675.

Legal fees incurred by the company to a law firm, of which a director of the Company is a member, were $35,177 and $26,034 for the quarters ended March 1, 1998 and March 2, 1997, respectively.

                    GRISTEDE'S SLOAN'S, INC. AND SUBSIDIARIES



PART I

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE QUARTERS ENDED MARCH 1, 1998 AND MARCH 2, 1997

RESULTS OF OPERATIONS

As a result of the reverse acquisition which occurred on November 10, 1997 the following discussion of the Results of Operations encompasses the operations of 29 Supermarkets plus the City Produce operation for the quarter ended March 2, 1997 and the operations of such 29 Supermarkets and the City Produce operation combined with the operations of an additional 15 Supermarkets for the quarter ended March 1, 1998.

Sales for the quarter ended March 1, 1998 were $39,420,880 as compared with $26,123,871 for the quarter ended March 2, 1997. The sales increase was mainly attributable to the 15 additional stores included in the 1998 quarter. Sales for the same 29 stores were $26,222,307 for the quarter ended March 1, 1998 as compared with $24,894,966 for the quarter ended March 2, 1997, an increase of 5.33%. The increase in sales for the 29 stores in the 1998 period was primarily the result of the Company's remodeling program, which is continuing.

Gross profit as a percentage of sales was 40.35% for the quarter ended March 1, 1998 as compared with 37.81% for the quarter ended March 2, 1997. The quarter ended March 1, 1998 includes the results of the additional 15 Sloan's stores which traditionally achieved a higher gross margin (41.19% for the quarter ended August 31, 1997).

Store operating general and administrative expenses as a percentage of sales were 33.72% for the quarter ended March 1, 1998 as compared with 33.61% for the quarter ended March 2, 1997. The increase was mainly due to increased payroll costs associated with the remodeled stores as well as increased occupancy costs.

Nonstore operating expenses were 3.02% of sales for the quarter ended March 1, 1998 as compared to 5.75% of sales for the quarter ended March 2, 1997. The decrease in nonstore operating expenses were mainly the result of a reduction in administrative personnel and the reduced need for outside professional services.

Interest income was $51,007 for the quarter ended March 1, 1998 as compared to $17,791 for the quarter ended March 2, 1997. The increase during the 1998 period reflects interest on the notes received for the sale of various stores, subsequent to March 2, 1997.

Interest expense for the quarter ended March 1, 1998 was $379,567 as compared with $126,625 for the quarter ended March 2, 1997. The increase in the 1998 quarter was primarily attributable to the borrowings under the new bank credit facility which became effective November 10, 1997.

As a result of the items reviewed above the net income for the quarter ended March 1, 1998 was $30,038 as compared to a net loss of $964,811 for the quarter ended March 2, 1997.


LIQUIDITY AND CAPITAL RESOURCES

On November 10, 1997, the Company entered into an aggregate $25,000,000 five year credit facility with a group of banks. The credit facility is comprised of
(i) a $12,000,000 five year term loan to refinance debt and general working capital purposes, (ii) a $8,000,000 five year term loan to finance capital improvements to its supermarkets, and (iii) a $5,000,000 two year revolving credit for general working capital purposes. As of March 1, 1998, the Company had drawn down the $12,000,000 term loan and $4,750,000 under the revolving credit facility.

As of May 31, 1998, the Company still has available $4,650,000 under the capital improvements line to finance the continuing major store remodeling program. It is anticipated that the Company will generate sufficient cash flow to finance its future working capital needs.

                    GRISTEDE'S SLOAN'S, INC. AND SUBSIDIARIES


                           PART II - OTHER INFORMATION



Item 1.       Legal Proceedings

                      None.

Item 2.       Change in Securities

                      None.

Item 3.       Defaults Upon Senior Securities

                      None.

Item 4.       Submission of Matters to a Vote of Security Holders

                      None.

Item 5.       Other Information

                      None.

Item 6.       Exhibits and Reports on Form 8-K

              (a) Exhibits

                      27.  Financial Data Schedule

              (b) On January 13, 1998, the Company filed a Current Report on Form 8-K to report the change in its fiscal year end to the Sunday closest to November 30.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   Gristede's Sloan's, Inc.

                              By:  /s/ John A. Catsimatidis

                                   John A. Catsimatidis
                                   Chairman of the Board and
                                   Chief Executive Officer


Dated: June 10, 1998



                              By:  /s/ Stuart Spivak

                                   Stuart Spivak
                                   Executive Vice President and
                                   Chief Financial Officer


Dated: June 10, 1998