Form 10-Q
period 1998-05-31
GRISTEDES SLOANS INC /DE
filed 1998-07-15
CIK 28325

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

                              FORM 10-Q

     (Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
            OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 1998.

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

            823 Eleventh Avenue, New York, New York 10019
               ----------------------------------------
               (Address of Principal Executive Offices)



                            (212) 956-5803
         ----------------------------------------------------
         (Registrant's Telephone Number, Including Area Code)

                                 N/A
       -------------------------------------------------------
          (Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15 (d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  [X]   No  [ ]

At July 14, 1998, the registrant had issued and outstanding 19,636,574 shares of common stock.

                    GRISTEDE'S SLOAN'S, INC. AND SUBSIDIARIES


                         PART I - FINANCIAL INFORMATION



Item 1. Financial Statements


            Consolidated Balance Sheets as of
                 May 31, 1998 and November 30, 1997                       Page 3


            Consolidated  Statements of Operations  for the
                     quarters  and six months ended May 31,
                     1998 and June 1, 1997                                Page 4


            Consolidated Statements of Stockholders'
                     Equity for the six months ended
                     May 31, 1998                                         Page 5


            Consolidated  Statements  of Cash Flows for the
                     six months ended May 31, 1998 and June
                     1, 1997                                              Page 6


            Notes to Consolidated Financial Statements                    Page 7




Item 2.       Management's Discussion and Analysis of
                    Financial Condition and Results of
                    Operations                                            Page 9

Item 1
Financial Statements

                                                      GRISTEDE'S SLOAN'S, INC.
                                                UNAUDITED CONSOLIDATED BALANCE SHEETS

ASSETS                                                                                                 May 31,          November 30,
                                                                                                         1998               1997
                                                                                                     ===========         ===========
CURRENT ASSETS:
          Cash .............................................................................         $   127,199         $    88,970
          Accounts receivable - net of allowance for doubtful accounts
             of $300,000 at May 31, 1998 and November 30, 1997 .............................           5,679,991           5,110,026
          Inventory ........................................................................          17,427,855          16,221,465
          Prepaid expenses and other current assets ........................................           1,162,558             914,544
          Notes receivable- current portion ................................................             583,288             584,912
                                                                                                     -----------         -----------

                   Total current assets ....................................................          24,980,891          22,919,917
                                                                                                     -----------         -----------

PROPERTY AND EQUIPMENT:
          Furniture, fixtures and equipment ................................................          14,956,707          13,393,803
          Capitalized equipment leases .....................................................           6,516,812           5,574,369
          Leaseholds and leasehold improvements ............................................          32,606,226          30,296,510
                                                                                                     -----------         -----------
                                                                                                      54,079,745          49,264,682
          Less accumulated depreciation and amortization ...................................          25,679,089          23,567,986
                                                                                                     -----------         -----------

                   Net property and equipment ..............................................          28,400,656          25,696,696

          Due from affiliate ...............................................................             361,428             351,778
          Deposits and other assets ........................................................             719,430             717,429
          Deferred costs ...................................................................           2,013,658           1,515,004
          Notes receivable - noncurrent portion ............................................           1,247,093           1,504,731
                                                                                                     -----------         -----------

                                                                                                     $57,723,156         $52,705,555
                                                                                                     ===========         ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
          Accounts payable, trade ..........................................................         $12,916,718         $15,671,962
          Accrued payroll, vacation and withholdings .......................................             569,755           1,276,535
          Accrued expenses and other current liabilities ...................................           1,596,441             947,395
          Capitalized lease obligation - current portion ...................................             459,891             389,809
          Current portion of long term debt ................................................           2,384,280           1,714,284
                                                                                                     -----------         -----------

                   Total current liabilities ...............................................          17,927,085          19,999,985

          Long-term debt ...................................................................          17,058,578          11,285,716
          Due to affiliate .................................................................           4,000,000           4,000,000
          Deferred advertising .............................................................             313,654             378,654
          Capitalized lease obligation - non current portion ...............................           1,980,675           1,377,194
          Deferred rent ....................................................................           1,386,321             993,984
                                                                                                     -----------         -----------

                   Total liabilities .......................................................          42,666,313          38,035,533
                                                                                                     -----------         -----------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
          Preferred stock,  $50 par, - shares  authorized 500,000;  none issued
          Common stock, $.02 par, - shares authorized 25,000,000; outstanding
               19,636,574 shares issued at May 31, 1998 and November 30, 1997 ..............             392,732             392,732
          Additional paid-in capital .......................................................          14,167,595          14,136,674
          Retained earnings ................................................................             496,516             140,616
                                                                                                     -----------         -----------

                   Total stockholders' equity ..............................................          15,056,843          14,670,022
                                                                                                     -----------         -----------

                                                                                                     $57,723,156         $52,705,555
                                                                                                     ===========         ===========

See accompanying notes to unaudited consolidated financial statements.


                                                      GRISTEDE'S SLOAN'S, INC.
                                           UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
                                 FOR THE SIX MONTHS AND QUARTER ENDED MAY 31, 1998 AND JUNE 1, 1997


                                                                 26 weeks          13 weeks          26 weeks             13 weeks
                                                                   ended            ended              ended                ended
                                                                  May 31,           May 31,           June 1,              June 1,
                                                                   1998              1998               1997                1997
                                                              ============       ============       ============       ============
Sales ..................................................      $ 78,665,355       $ 39,244,475       $ 49,942,663       $ 23,818,792
Cost of sales ..........................................        47,204,714         23,690,767         30,647,735         14,402,404
                                                              ------------       ------------       ------------       ------------

Gross profit ...........................................        31,460,641         15,553,708         19,294,928          9,416,388

Store operating, general and
  administrative expenses ..............................        26,003,465         12,712,514         17,412,897          8,632,311

Depreciation and amortization ..........................         2,111,103          1,057,143          1,041,064            589,981
                                                              ------------       ------------       ------------       ------------

                                                                 3,346,073          1,784,051            840,967            194,096

Non-store operating expenses ...........................         2,193,420          1,002,496          3,034,091          1,531,243
                                                              ------------       ------------       ------------       ------------

Operating profit/(loss) ................................         1,152,653            781,555         (2,193,124)        (1,337,147)
                                                              ------------       ------------       ------------       ------------

Other income (expense)
Interest income ........................................            98,687             47,680             60,651             42,860
Interest expense .......................................          (852,940)          (473,373)          (372,043)          (245,418)
                                                              ------------       ------------       ------------       ------------

                                                                  (754,253)          (425,693)          (311,392)          (202,558)
                                                              ------------       ------------       ------------       ------------

Income/(loss) before provision for income taxes ........           398,400            355,862         (2,504,516)        (1,539,705)

Provision for income taxes .............................            42,500             30,000                  0                  0
                                                              ------------       ------------       ------------       ------------

Net  income/(loss) .....................................      $    355,900       $    325,862       $ (2,504,516)      $ (1,539,705)
                                                              ============       ============       ============       ============

Net income per share ...................................      $       0.02       $       0.02                N/A                N/A
                                                              ============       ============       ============       ============

Weighted average number of shares and
equivalents outstanding ................................        19,636,574         19,636,574                N/A                N/A
                                                              ============       ============       ============       ============

See accompanying notes to unaudited consolidated financial statements.




                                                      GRISTEDE'S SLOAN'S , INC.
                                      UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                                    SIX MONTHS ENDED MAY 31, 1998




                                                                                       Additional                          Total
                                                              Common stock               Paid-In          Retained     Stockholders'
                                                        Shares           Amount          Capital          Earnings         Equity
                                                     ===========      ===========      ===========      ===========      ===========

Balance at November 30 , 1997 .................       19,636,574      $   392,732      $14,136,674      $   140,616      $14,670,022

To reflect acquisition of new store
    #53 on February 6, 1998 ...................                                             30,921                            30,921

Net income for the six months
   ended May 31, 1998 .........................                                                             355,900          355,900
                                                     -----------      -----------      -----------      -----------      -----------

Balance at May 31, 1998 .......................       19,636,574      $   392,732      $14,167,595      $   496,516      $15,056,843
                                                     ===========      ===========      ===========      ===========      ===========


See accompanying notes to unaudited consolidated financial statements.



                                                      GRISTEDE'S SLOAN'S, INC.
                                           UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                       FOR THE SIX MONTHS ENDED MAY 31, 1998 AND JUNE 1, 1997

                                                                                                     26 weeks             26 weeks
                                                                                                       ended                ended
                                                                                                      May 31,              June 1,
                                                                                                       1998                 1997
                                                                                                   ===========          ===========

Net  income/(loss) .......................................................................         $   355,900          $(2,504,516)

Adjustments to reconcile net loss to net cash provided by operating activities:

Depreciation and amortization ............................................................           2,111,103            1,041,064

Changes in operating assets and liabilities:

Accounts receivable - net ................................................................            (569,965)              64,416
Inventory ................................................................................          (1,206,390)             886,571
Prepaid expenses and other current assets ................................................            (248,014)
Notes receivable .........................................................................             259,262
Receivable from officer ..................................................................              (9,650)
Other assets .............................................................................            (500,655)
Accounts payable, trade ..................................................................          (2,755,244)          (2,385,297)
Accrued payroll, vacation and withholdings ...............................................            (706,780)
Accrued expenses and other current liabilities ...........................................             649,046
Accrued rent leveling ....................................................................             392,337
Capitalized lease obligations ............................................................             673,563
Other credits ............................................................................             (65,000)
                                                                                                   -----------          -----------

        Net cash (used) / provided by operating activities ...............................          (1,620,487)          (2,897,762)
                                                                                                   -----------          -----------

Capital expenditures - net ...............................................................          (4,784,142)             661,593
                                                                                                   -----------          -----------

        Net cash used in investing activities ............................................          (4,784,142)             661,593
                                                                                                   -----------          -----------

Proceeds from bank loan ..................................................................           7,350,000
Repayments of bank loan ..................................................................            (907,142)
                                                                                                   -----------          -----------

         Net cash provided / (used) in financing activities ..............................           6,442,858                    0
                                                                                                   -----------          -----------

NET INCREASE  IN CASH AND CASH EQUIVALENTS ...............................................              38,229                    0

CASH AND CASH EQUIVALENTS, beginning of period ...........................................              88,970                    0
                                                                                                   -----------          -----------

CASH AND CASH EQUIVALENTS, end of period .................................................         $   127,199          $         0
                                                                                                   ===========          ===========

INCREASE IN NET ASSETS PURCHASED .........................................................                   *          $   772,717

* The  Unaudited  Consolidated  Statement  of Cash  Flows  for the Six
Months Ended June 1, 1997 reflects the difference between the Statement of Assets to be Purchased and Liabilities to be Assumed at June 1, 1997 as compared to December 1, 1996. No cash was transferred as part of the acquisition. The increase in Net Assets Purchased was $
772,717.


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

       Cash  paid for interest ...........................................................         $   805,339          $   492,906
       Cash paid for taxes ...............................................................         $    18,180          $     9,572

NONCASH TRANSACTIONS

       Acquisition of new store ..........................................................         $    30,921                 --


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


2. RELATED PARTY TRANSACTIONS

The Company has advanced funds to a company owned by the Chairman of the Board who is also the principal stockholder of the Company. As of May 31, 1998, the Company is owed $361,428 including accrued interest. As of November 30, 1997, advances and accrued interest totaled $351,778.

Advertising services are provided to the Company by an affiliated company, MCV Advertising Associates, Inc. For the quarter and six months ended May 31, 1998 the costs incurred were $290,579 and $586,337, respectively. For the quarter and six months ended June 1, 1997 the costs incurred were $232,903 and $407,024, respectively.

The Company leases sundry operating equipment from C&S Acquisition Corp. ("C&S", formerly Red Apple Leasing, Inc.), which is wholly owned by the Company's Chairman. C&S recently refinanced its bank credit facility upon more favorable terms. In conjunction with such refinancing C&S extended its operating lease agreements with the Company by an average of 3 years, and passed through benefits of its refinancing by lowering the average monthly payments on the equipment leases for the six months ended May 31, 1998 to approximately $45,000.

Legal fees incurred by the Company to a law firm, of which a director of the Company is a member, were $46,618 and $81,795 for the quarter and six months ended May 31, 1998, respectively. For the quarter and six months ended June 1, 1997 these legal fees were $27,816 and $53,850, respectively.

                    GRISTEDE'S SLOAN'S, INC. AND SUBSIDIARIES


                                     PART I

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE QUARTERS AND SIX MONTHS ENDED MAY 31, 1998 AND JUNE 1, 1997

RESULTS OF OPERATIONS

As a result of the reverse acquisition which occurred on November 10, 1997 the following discussion of the Results of Operations encompasses the operations of 29 Supermarkets plus the City Produce operation for the quarter and six months ended June 1, 1997 and the operations of such 29 Supermarkets and the City Produce operation combined with the operations of an additional 15 Supermarkets for the quarter and six months ended May 31, 1998.

Sales for the quarter and six months ended May 31, 1998 were $39,244,475 and $78,665,355, respectively. Sales for the quarter and six months ended June 1, 1997 were $23,818,792 and $49,942,663, respectively. The sales increase was mainly attributable to the 15 additional stores included in the 1998 periods. Sales for the same 29 stores were $25,408,371 and $51,630,678 for the quarter and six months ended May 31, 1998 as compared with $23,574,699 and $48,469,666 for the quarter and six months ended June 1, 1997, an increase of 7.78% and 6.52%, respectively. The increase in sales in the 1998 periods was primarily the result of the Company's remodeling program, which is continuing.

Gross profit as a percentage of sales was 39.63% and 39.99% for the quarter and six months ended May 31, 1998 as compared with 39.53% and 38.63% for the quarter and six months ended June 1, 1997. The 1998 periods include the results of the additional 15 Sloan's stores which traditionally achieved higher gross margins.

Store operating, general and administrative expenses as a percentage of sales were 32.39% and 33.06% for the quarter and six months ended May 31, 1998 as compared with 36.24% and 34.87% for the quarter and six months ended June 1, 1997. The decrease in the 1998 period was mainly due to better cost controls resulting from the combining of the operations in the reverse acquisition.

Nonstore operating expenses as a percentage of sales were 2.55% and 2.79% for the quarter and six months ended May 31, 1998 as compared with 6.39% and 6.08% for the quarter and six months ended June 1, 1997. The decrease in nonstore operating expenses were mainly the result of a reduction in administrative personnel and the reduced need for outside professional services.

Interest income was $47,680 and $98,687 for the quarter and six months ended May 31, 1998 as compared to $42,860 and $60,651 for the quarter and six months ended June 1, 1997. The increase during the 1998 period reflects interest on the notes received for the sale of various stores.

Interest expense for the quarter and six months ended May 31, 1998 was $473,373 and $852,940, respectively. Interest expense for the quarter and six months ended June 1, 1997 was $245,418 and $372,043 respectively. The increase in the 1998 periods were primarily attributable to the borrowings under the new bank credit facility which became effective November 10, 1997.

As a result of the items reviewed above the net income for the quarter and six months ended May 31, 1998 were $325,862 and $355,900, respectively as compared to a loss of $1,539,705 and $2,504,516 for the quarter and six months ended June 1, 1997.


LIQUIDITY AND CAPITAL RESOURCES

On November 10, 1997, the Company entered into an aggregate $25,000,000 five year credit facility with a group of banks. The credit facility is comprised of
(i) a $12,000,000 five year term loan to refinance debt and for general working capital purposes, (ii) a $8,000,000 five year term loan to finance capital improvements to the Company's supermarkets, and (iii) a $5,000,000 two year revolving credit for general working capital purposes. As of May 31, 1998, the Company had drawn down the $12,000,000 term loan and the $5,000,000 under the revolving credit facility. As of May 31, 1998, the Company still had available $4,650,000 under the capital improvements line to finance the continuing major store remodeling program. It is anticipated that the Company will generate sufficient cash flow to finance its future working capital needs.

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

                      None.

Item 5.       Other Information

                      None.

Item 6.       Exhibits and Reports on Form 8-K

              (a) Exhibits

                      27. Financial Data Schedule

              (b) No Current Reports on Form 8-K were filed for the quarter for which this report is being filed.

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


Dated: July 15, 1998



                                        By:  /s/ Stuart Spivak

                                             Stuart Spivak
                                             Executive Vice President and
                                             Chief Financial Officer


Dated: July 15, 1998