Form 10-Q
period 1998-08-30
GRISTEDES SLOANS INC /DE
filed 1998-10-14
CIK 28325

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

                              FORM 10-Q

     (Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
            OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 30, 1998.

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

Yes  [X]   No  [ ]

At October 13, 1998, the registrant had issued and outstanding 19,636,574 shares of common stock.

                    GRISTEDE'S SLOAN'S, INC. AND SUBSIDIARIES


                          PART I-FINANCIAL INFORMATION


Item 1. Financial Statements


            Consolidated Balance Sheets as of
                 August 30, 1998 and November 30, 1997                   Page 3

            Consolidated Statements of Operations for
                     the quarters and nine months ended
                     August 30, 1998 and August 31, 1997                 Page 4

            Consolidated Statements of Stockholders'
                     Equity for the nine months ended
                     August 30, 1998                                     Page 5


            Consolidated Statements of Cash Flows for
                     the nine months ended
                     August 30, 1998 and August 31, 1997                 Page 6

            Notes to Consolidated Financial Statements                   Page 7



Item 2.     Management's Discussion and Analysis of
                     Financial Condition and Results of
                     Operations                                          Page 9


Item 1
Financial Statements
                                                      GRISTEDE'S SLOAN'S, INC.
                                                UNAUDITED CONSOLIDATED BALANCE SHEETS

ASSETS                                                                                           August 30,          November 30,
                                                                                                   1998                 1997
                                                                                               ============         ============
CURRENT ASSETS:
          Cash .........................................................................       $    102,551         $     88,970
          Accounts receivable - net of allowance for doubtful accounts
            of $0 at August 30, 1998 and $300,000 at November 30, 1997 .................          6,082,536            5,110,026
          Inventory ....................................................................         17,874,128           16,221,465
          Prepaid expenses and other current assets ....................................          1,213,231              914,544
          Notes receivable- current portion ............................................            557,880              584,912
                                                                                               ------------         ------------

          Total current assets .........................................................         25,830,326           22,919,917
                                                                                               ------------         ------------

PROPERTY AND EQUIPMENT:
          Furniture, fixtures and equipment ............................................         15,433,155           13,393,803
          Capitalized equipment leases .................................................          6,970,706            5,574,369
          Leaseholds and leasehold improvements ........................................         33,928,505           30,296,510
                                                                                               ------------         ------------
                                                                                                 56,332,366           49,264,682

          Less accumulated depreciation and amortization ...............................         26,500,091           23,567,986
                                                                                               ------------         ------------


          Net property and equipment ...................................................         29,832,275           25,696,696


          Due from affiliate ...........................................................                  0              351,778
          Deposits and other assets ....................................................            719,429              717,429
          Deferred costs ...............................................................          1,923,719            1,515,004
          Notes receivable - noncurrent portion ........................................          1,145,733            1,504,731
                                                                                               ------------         ------------


                                                                                               $ 59,451,482         $ 52,705,555
                                                                                               ============         ============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
          Accounts payable, trade ......................................................       $ 13,483,836         $ 15,671,962
          Accrued payroll, vacation and withholdings ...................................            564,770            1,276,535
          Accrued expenses and other current liabilities ...............................            936,378              947,395
          Capitalized lease obligation - current portion ...............................            535,404              389,809
          Current portion of long term debt ............................................          3,014,284            1,714,284
                                                                                               ------------         ------------

          Total current liabilities ....................................................         18,534,672           19,999,985

          Long-term debt ...............................................................         18,939,171           11,285,716
          Due to affiliate .............................................................          4,000,000            4,000,000
          Deferred advertising .........................................................            281,154              378,654
          Capitalized lease obligation - non current portion ...........................          2,224,181            1,377,194
          Deferred rent ................................................................          1,516,450              993,984
                                                                                               ------------         ------------

            Total liabilities ..........................................................         45,495,628           38,035,533
                                                                                               ------------         ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
          Preferred stock, $50 par, - shares authorized 500,000; none issued
          Common stock, $.02 par, - shares authorized 25,000,000; outstanding
            19,636,574 shares issued at August 30, 1998 and November 30, 1997 ..........            392,732              392,732
          Additional paid-in capital ...................................................         14,167,595           14,136,674
          Retained earnings ............................................................           (604,473)             140,616
                                                                                               ------------         ------------

             Total stockholders' equity ................................................         13,955,854           14,670,022
                                                                                               ------------         ------------

                                                                                               $ 59,451,482         $ 52,705,555
                                                                                               ============         ============

See accompanying notes to unaudited consolidated financial statements.


                                                      GRISTEDE'S SLOAN'S, INC.
                                           UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
                              FOR THE NINE MONTHS AND QUARTER ENDED AUGUST 30, 1998 AND AUGUST 31, 1997


                                                          39 weeks             13 weeks             39 weeks             13 weeks
                                                           ended                ended                ended                ended
                                                         August 30,           August 30,           August 31,           August 31,
                                                            1998                 1998                 1997                 1997
                                                       =============        =============        =============        =============
Sales ..........................................       $ 116,296,764        $  37,631,409        $  72,191,581        $  22,248,918
Cost of sales ..................................          70,211,045           23,006,331           44,379,937           13,732,202
                                                       -------------        -------------        -------------        -------------

Gross profit ...................................          46,085,719           14,625,078           27,811,644            8,516,716

Store operating, general and
  administrative expenses ......................          39,167,716           13,164,251           26,269,667            8,856,770

Depreciation and amortization ..................           2,973,525              862,422            1,612,803              571,739
                                                       -------------        -------------        -------------        -------------

                                                           3,944,478              598,405              (70,826)            (911,793)

Non-store operating expenses ...................           3,445,472            1,252,052            5,115,552            2,081,461
                                                       -------------        -------------        -------------        -------------

Operating profit/(loss) ........................             499,006             (653,647)          (5,186,378)          (2,993,254)
                                                       -------------        -------------        -------------        -------------

Other income (expense)
Interest income ................................             142,298               43,611              121,302               60,651
Interest expense ...............................          (1,386,393)            (533,453)            (700,787)            (328,744)
                                                       -------------        -------------        -------------        -------------

                                                          (1,244,095)            (489,842)            (579,485)            (268,093)
                                                       -------------        -------------        -------------        -------------

Loss before provision for income taxes .........            (745,089)          (1,143,489)          (5,765,863)          (3,261,347)

Provision for income taxes .....................                   0              (42,500)                   0                    0
                                                       -------------        -------------        -------------        -------------

Net  loss ......................................       $    (745,089)       $  (1,100,989)       $  (5,765,863)       $  (3,261,347)
                                                       =============        =============        =============        =============

Net loss per share .............................              ($0.04)              ($0.06)                 N/A                  N/A
                                                       =============        =============        =============        =============

Weighted average number of shares and
equivalents outstanding ........................          19,636,574           19,636,574                  N/A                  N/A
                                                       =============        =============        =============        =============


See accompanying notes to unaudited consolidated financial statements.



                                                      GRISTEDE'S SLOAN'S , INC.
                                      UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                                  NINE MONTHS ENDED AUGUST 30, 1998


                                                                                    Additional                           Total
                                                         Common stock                Paid-In          Retained        Stockholders'
                                                     Shares         Amount           Capital          Earnings           Equity
                                                  ===========    ===========       ===========      ===========       ===========

Balance at November 30 , 1997 ..............       19,636,574    $   392,732       $14,136,674      $   140,616       $14,670,022

To reflect acquisition of new store
    #53 on February 6, 1998 ................           30,921         30,921

Net loss for the nine months
   ended August 30, 1998 ...................         (745,089)      (745,089)
                                                  -----------    -----------       -----------      -----------       -----------

Balance at August 30, 1998 .................       19,636,574    $   392,732       $14,167,595      $  (604,473)      $13,955,854
                                                  ===========    ===========       ===========      ===========       ===========


See accompanying notes to unaudited consolidated financial statements.



                                                      GRISTEDE'S SLOAN'S, INC.
                                           UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    FOR THE NINE MONTHS ENDED AUGUST 30, 1998 AND AUGUST 31, 1997

                                                                                                     39 weeks             39 weeks
                                                                                                      ended                ended
                                                                                                    August 30,           August 31,
                                                                                                      1998                 1997
                                                                                                   ===========          ===========
Net loss .................................................................................         $  (745,089)         $(5,765,863)

Adjustments to reconcile net loss to net cash provided by operating activities:

Depreciation and amortization ............................................................           2,973,252            1,612,803

Changes in operating assets and liabilities:

Accounts receivable - net ................................................................            (972,510)          (2,341,213)
          Inventory ......................................................................          (1,652,663)             694,404
Prepaid expenses and other current assets ................................................            (298,687)
   Notes receivable ......................................................................             386,030
Receivable from officer ..................................................................             351,778
       Other assets ......................................................................            (451,862)
Accounts payable, trade ..................................................................          (2,188,126)           3,055,444
Accrued payroll, vacation and withholdings ...............................................            (711,765)
Accrued expenses and other current liabilities ...........................................             (11,017)
Accrued rent leveling ....................................................................             522,466
Capitalized lease obligations ............................................................             992,582
      Other credits ......................................................................             (97,500)
                                                                                                   -----------          -----------

Net cash (used) / provided by operating activities .......................................          (1,903,111)          (2,744,425)
                                                                                                   -----------          -----------

Capital expenditures - net ...............................................................          (7,036,763)          (1,501,893)
                                                                                                   -----------          -----------

Net cash used in investing activities ....................................................          (7,036,763)          (1,501,893)
                                                                                                   -----------          -----------

Proceeds from bank loan ..................................................................           8,953,455
Repayments of bank loan ..................................................................                   0
                                                                                                   -----------          -----------

Net cash provided / (used) in financing activities .......................................           8,953,455                    0
                                                                                                   -----------          -----------

NET INCREASE  IN CASH AND CASH EQUIVALENTS ...............................................              13,581                    0

CASH AND CASH EQUIVALENTS, beginning of period ...........................................              88,970                    0
                                                                                                   -----------          -----------

CASH AND CASH EQUIVALENTS, end of period .................................................         $   102,551          $         0
                                                                                                   ===========          ===========

INCREASE IN NET ASSETS PURCHASED .........................................................                              $    93,258*

*  The  Unaudited  Consolidated  Statement  of Cash Flows for the Nine
   Months Ended August 31, 1997 reflects the difference between the Statement of Assets to be Purchased and Liabilities to be Assumed at August 31, 1997 as compared to December 1, 1996. No cash was transferred as part of the acquisition. The increase in Net Assets
   Purchased was $ 93,258


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
-------------------------------------------------

Cash paid for interest ...................................................................         $ 1,277,535          $   590,518
Cash paid for taxes ......................................................................         $    22,056          $    20,951

NONCASH TRANSACTIONS
--------------------

Acquisition of new store .................................................................         $    30,921                 --


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

The Company presently operates 41 supermarkets and one health and beauty aids store (the "Supermarkets"). 36 Supermarkets are located in Manhattan, New York, three Supermarkets are located in Westchester County, New York, two Supermarkets, are located in Brooklyn, New York and one Supermarket is located in Long Island, New York. 23 of the Supermarkets are operated under the "Sloan's" name and 19 are operated under the "Gristede's" name. The Company leases all of its Supermarket locations.

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


2. RELATED PARTY TRANSACTIONS

As of November 30, 1997, the Company had advanced an aggregate $351,778 in principal and accrued interest to a company owned by the Chairman of the Company. These advances were fully repaid during the quarter ended August 30, 1998.

Advertising services are provided to the Company by an affiliated company, MCV Advertising Associates, Inc. For the quarter and nine months ended August 30, 1998 the costs incurred were $232,279 and $818,616, respectively. For the quarter and nine months ended August 31, 1997 the costs incurred were $290,315 and $697,339, respectively.

Legal fees incurred by the Company to a law firm, of which a director of the Company is a member, were $75,252 and $157,047 for the quarter and nine months ended August 30, 1998, respectively. For the quarter and nine months ended August 31, 1997 these legal fees were $71,957 and $125,807, respectively.

                    GRISTEDE'S SLOAN'S, INC. AND SUBSIDIARIES


                                     PART I

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE QUARTERS AND NINE MONTHS ENDED AUGUST 30, 1998 AND AUGUST 31, 1997

RESULTS OF OPERATIONS

As a result of the reverse acquisition which occurred on November 10, 1997 the following discussion of the Results of Operations encompasses the operations of 29 Supermarkets plus the City Produce operation for the quarter and nine months ended August 31, 1997 and the operations of such 29 Supermarkets and the City Produce operation combined with the operations of an additional 15 Supermarkets for the quarter and nine months ended August 30, 1998.

Sales for the quarter and nine months ended August 30, 1998 were $37,631,409 and $116,296,764, respectively. Sales for the quarter and nine months ended August 31, 1997 were $22,248,918 and $72,191,581, respectively. The sales increase was mainly attributable to the 15 additional stores included in the 1998 periods. Sales for the same 29 stores were $23,441,819 and $75,072,497 for the quarter and nine months ended August 30, 1998 as compared with $21,864,336 and $70,334,002 for the quarter and nine months ended August 31, 1997, an increase of 7.21% and 6.74%, respectively. The increase in sales in the 1998 periods was primarily the result of the Company's remodeling program, which is continuing.

Gross profit as a percentage of sales was 38.86% and 39.63% for the quarter and nine months ended August 30, 1998 as compared with 38.28% and 38.52% for the quarter and nine months ended August 31, 1997. The 1998 periods include the results of the additional 15 Sloan's stores which traditionally achieved higher gross margins.

Store operating, general and administrative expenses as a percentage of sales were 34.98% and 33.68% for the quarter and nine months ended August 30, 1998 as compared with 39.81% and 36.39% for the quarter and nine months ended August 31, 1997. The decrease in the 1998 period was mainly due to better cost controls resulting from the combining of the operations in the reverse acquisition.

Nonstore operating expenses as a percentage of sales were 3.33% and 2.96% for the quarter and nine months ended August 30, 1998 as compared with 9.36% and 7.09% for the quarter and nine months ended August 31, 1997. The decrease in nonstore operating expenses were mainly the result of a reduction in administrative personnel and the reduced need for outside professional services.

Interest income was $43,611 and $142,298 for the quarter and nine months ended August 30, 1998 as compared to $ 60,651 and $121,302 for the quarter and nine months ended August 31, 1997. The increase during the 1998 nine month period reflects interest on the notes received for the sale of various stores.

Interest expense for the quarter and nine months ended August 30, 1998 was $533,453 and $1,386,393, respectively. Interest expense for the quarter and nine months ended August 31, 1997 was $328,744 and $700,787, respectively. The increase in the 1998 periods were primarily attributable to the borrowings under the new bank credit facility which became effective November 10, 1997.

As a result of the items reviewed above the net loss for the quarter and nine months ended August 30, 1998 were $1,100,989 and $745,089, respectively as compared to a net loss of $3,261,347 and $5,765,863 for the quarter and nine months ended August 31, 1997.


LIQUIDITY AND CAPITAL RESOURCES

On November 10, 1997, the Company entered into an aggregate $25,000,000 five year credit facility with a group of banks. The Company believes that this facility, together with commitments it has obtained from third party leasing companies, is sufficient to finance the Company's store remodeling program through the next fiscal year. It is anticipated that the Company will generate sufficient cash flow to finance its future working capital needs.


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

The Company purchases merchandise sold in its stores from multiple vendors. The Company is not dependent on these supplier relationships since merchandise is readily available from numerous sources under different brand names, subject to conditions affecting food supplies generally. The Company has requested its primary vendors to confirm in writing that they are Year 2000 compliant.

                    GRISTEDE'S SLOAN=S, INC. AND SUBSIDIARIES


                           PART II - OTHER INFORMATION


Item 1.       Legal Proceedings

                      None.

Item 2.       Changes in Securities and Use of Proceeds

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


Dated: October 14, 1998



                                        By:  /s/ Stuart Spivak

                                             Stuart Spivak
                                             Executive Vice President and
                                             Chief Financial Officer


Dated: October 14, 1998