Form 10-K/A
period 1997-11-30
GRISTEDES SLOANS INC /DE
filed 1999-02-18
CIK 28325

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A

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
              (Registrant's Telephone Number, Including Area Code)


Securities registered pursuant to Section 12 (b) of the Act:

     Title of each class               Name of each exchange on which registered
-----------------------------          -----------------------------------------
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

Documents Incorporated by Reference:  None

         This annual report on Form 10-K contains both historical and "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as "anticipates", "believes", "expects", "intends", "future", and similar expressions identify forward-looking statements. Any such "forward-looking" statements in this report reflect the Company's current views with respect to future events and financial performance, and are subject to a variety of factors that could cause the actual results or performance to differ materially from historical results or from the anticipated results or performance expressed or implied by such forward-looking statements. Because of such factors, there can be no assurance that the actual results or developments anticipated by the Company will be realized or, even if substantially realized, that they will have the anticipated results. The risks and uncertainties that may affect the Company's business include, but are not limited to: economic conditions, governmental regulations, technological advances, pricing and competition, acceptance by the marketplace of new products, retention of key personnel, the sufficiency of financial resources to sustain and expand the Company's operations, and other factors described in this report and in prior filings with the Securities and Exchange Commission. Readers should not place undue reliance on such forward-looking statements, which speak only as of the date hereof, and should be aware that except as may be otherwise legally required of the Company, the Company undertakes no obligation to publicly revise any such forward-looking statements to reflect events or circumstances that may arise after the date hereof.

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

         Pursuant to the Merger Agreement, John Catsimatidis and Group (a corporation wholly owned by John Catsimatidis), as the sole stockholders of the four corporations acquired in the Merger, became entitled to receive an aggregate of $40,000,000 in market value of the Company's Common Stock. The aggregate market value of the shares of the Company's Common Stock issued in the Merger was reduced by an amount equal to the amount of certain liabilities of RAS, Gristede's and SAC to John Catsimatidis and entities controlled by him which were assumed by the surviving corporations in the Merger ("Intercompany Liabilities"). The aggregate amount of such Intercompany Liabilities was $4,000,000. Based on a market value of $2.18125 per share (the average closing sales price for the Common Stock as reported on the American Stock Exchange for the sixty consecutive trading days ended on October 29, 1997, the day prior to the date of a Special and Annual Meeting of Stockholders of the Company (the "Stockholders Meeting") at which the Merger was approved) the aggregate number of shares issued to Mr. Catsimatidis and Group was 4,173,754 and 12,330,544, respectively. As of June 1, 1998 Mr. Catsimatidis beneficially owned 18,250,650 shares of Common Stock (approximately

90.5% of the outstanding shares). By virtue of his stock ownership and positions as an officer and director of the Company, Mr. Catsimatidis may be deemed to control the Company.

         Simultaneously with the consummation of the Merger, the Company entered into agreements with European American Bank and certain other participating lenders with respect to a $25,000,000 secured bank facility comprised of: (i) a $12,000,000 five year term loan to refinance the Company's outstanding bank debt and to provide working capital, (ii) an $8,000,000 five year term loan to finance the remodelling of the Company's supermarkets and the installation of a point-of-sale and management information system, and (iii) a $5,000,000 two year revolving line of credit for additional working capital. For further information concerning this bank facility see Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

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

         In February 1998, the Company acquired from an affiliate of John Catsimatidis the assets of a Supermarket located at 1644 York Avenue, New York, New York. For information concerning the terms of such acquisition see Item 13. "Certain Relationships and Related Transactions." The Company does not believe that the acquisition will have a material effect on the Company's revenues or expenses.


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

         During the transition period ended November 30, 1997, 4 stores were remodeled for an aggregate capital expenditure of approximately $3,200,000 (1 store was remodeled during the prior 12 month period for a capital expenditure of $500,000). During the fiscal year ending November 30, 1998, the Company anticipates it will spend approximately $11,000,000 in aggregate capital expenditures to complete the remodeling of 12 additional stores. The Company anticipates that it will continue its store remodeling program in fiscal 1999. The modernized smaller Supermarkets are re-named "Gristede's 2001", and the larger Supermarkets are re-named "Gristede's Mega Stores".

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

         The Company may also expand its operations through opening new supermarkets, acquisitions of supermarkets and/or acquisitions of businesses which the Company believes would complement its core supermarket business. However, pursuant to an order embodying a Settlement Agreement between the Federal Trade Commission (the "FTC"), John Catsimatidis, the Company and certain other companies controlled by Mr. Catsimatidis (collectively, the "companies"), for a period of ten years from March 6, 1995, the Company cannot, without prior FTC approval, acquire any interest in any existing supermarket in a designated area in Manhattan. The order does not restrict the Company from acquiring an interest in a supermarket by leasing or purchasing a new location that at the time of acquisition (and for six months prior to the acquisition) is not (or was not) being operated as a supermarket. For further information concerning the Settlement Agreement and proceeding brought by the FTC against the companies which prompted the Settlement Agreement, see Note 12 of Notes to the Financial Statements of the Company.


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

Sources of Supply; Inventory Policy

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

         The Company's policy is to have its Supermarkets fully stocked with merchandise at all time. This policy requires the Company to carry significant amounts of inventory. As stated above, replenishment merchandise is readily available from the Company's suppliers and, on average, approximately 76% of the Company's inventory is sold before the Company is required to pay its suppliers.


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


     Name of Union                                               Expiration Date
--------------------------------------                           ---------------
Retail, Wholesale & Chain Store                                  October 3, 1998
   Food Employees Union, Local 338
Amalgamated Meat Cutters and Retail Food                        October 23, 1999
Store Employees Union, Local 342-50
United Food and Commercial Workers Union                       December 19, 1998
("UFCW"), Local 174
UFCW, Local 1500                                                   June 21, 1998
UFCW, Local 464A                                                     May 1, 2003

     Name of Union                                               Expiration Date
--------------------------------------                           ---------------
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


Seasonality

         The Company's Supermarkets are predominantly located in the borough of Manhattan in New York City and serve the more affluent carriage trade. Owing to the significant exodus of such customers during the summer months for vacation and holiday, together with an increased propensity by resident customers for out of home dining during such period, the Company traditionally incurs up to a 20% seasonal drop in sales during the months of July and August each year. The seasonal decline in sales does not have a material impact on the level of inventories carried by the Company.

Environmental Compliance

         Compliance by the Company with Federal, State and local provisions which have been enacted or adopted regarding the discharge of materials into the environment, or otherwise relating to the protection of the environment, does not have a material financial impact on the Company.


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

Market Information

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

                              Transition Period from
                                 March 3, 1997 to             Fiscal Year Ended
                                 November 30, 1997              March 2, 1997
                              ----------------------         -------------------
Quarter                        High             Low          High           Low
----------------------         ----             ---          ----           ---
First ................         3-1/8           2-1/4         3-3/4         2-7/8
Second ...............         2-5/8           1-7/8         3-1/2         2-1/2
Third ................         2-11/16             2         3-3/8         2-1/4
Fourth                     Not applicable   Not applicable   3-1/16        1-7/8


         The approximate number of holders of record of the Company's Common Stock on June 1, 1998 was 230. The Company believes that there are a significant number of shares of the Company's Common Stock held in street name and, consequently, the Company is unable to determine the actual number of beneficial owners.


Dividends

         The Company has never paid a cash dividend on its Common Stock and does not expect to pay a cash dividend in the near future.


Sales of Unregistered Securities

         Pursuant to the Merger Agreement described in Item 1. "Business - Recent Developments," on November 10, 1997 the Company issued to John Catsimatidis and Group 4,173,754 and 12,330,544 shares, respectively, of Commons Stock. The shares were issued in consideration of the acquisition by the Company in the merger of four corporations controlled by Mr. Catsimatidis or Group. The issuance of such shares did not require registration under the Securities Act of 1933, as amended (the "Securities Act") by virtue of an exemption from the registration requirements contained in Section 4(2) of the Securities Act. The transaction qualified for such exemption because Mr. Catsimatidis and Group are sophisticated investors, acquired the shares for investment and not with a view to distribution of such shares and have full access to information concerning the Company.

On July 30, 1997 the Company granted and issued to each of John Chatzky and Frank Linde five year options to purchase an aggregate of 37,500 shares of Common Stock for a price of $5.00 per share. The options were granted in connection with the Company's acquisition of an option to purchase a commercial condominium unit for use as a supermarket. The issuance of the options did not require registration under the Securities Act by virtue of the exception contained in Section 4(2) of the Securities Act.


ITEM 6.       SELECTED FINANCIAL DATA


                                             39 Weeks Ended                                    Years Ended
                                            ----------------          --------------------------------------------------------------
                                               November 30,              March 2,                March 3,               February 26,
                                                  1997(1)                  1997                    1996                     1995
Sales ..............................          $  77,908,693           $ 104,168,864           $ 116,866,063           $ 116,862,727
Cost of sales ......................             48,591,721              63,932,541              72,351,240              72,893,642
Gross profit .......................             29,316,972              40,236,323              44,514,823              43,969,085
Direct operating
   expenses ........................             27,462,628              33,821,475              37,566,143              36,738,453
Corporate overhead .................              3,983,280               6,207,930               6,405,593               8,269,408
Depreciation and
   amortization ....................              1,585,486               2,092,403               2,257,714               2,747,641
Bad debt expense ...................                   --                   113,242                 222,878                 277,952
Excess of expenses
   over sales ......................             (3,714,422)             (1,998,727)             (1,937,505)             (4,064,369)


At End of Period

Total assets .......................             52,705,555              23,119,000              20,152,454              18,281,000
Long-term debt .....................             12,662,910                    --                      --                      --
Total liabilities ..................             38,035,533              20,014,000              17,620,539              16,822,000

--------
(1) Includes the operations of the Food Group only for the 36 week period from March 3, 1997 to November 9, 1997 and the operations of the combined Company from November 10, 1997 to November 30, 1997.


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

The following table sets forth, as a percentage of sales, components of the Results of Operations:

                                             39 weeks ended       52 weeks ended
                                            November 30, 1997      March 2, 1997
                                           ------------------     --------------
Sales ..................................        100.0%                 100.0%
Cost of sales ..........................         62.4%                  61.4%
                                                -----                  -----
Gross profit ...........................         37.6%                  38.6%
Store operating, general and ...........         35.3%                  32.5%
administrative expense
Depreciation and amortization ..........          2.0%                   2.0%
Non-store operating expense ............          5.1%                   6.1%
                                                -----                  -----
Operating loss .........................         (4.8%)                 (2.0%)
                                                =====                  =====


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

         Non-store operating expenses, including bad debt expense, as a percentage of sales were 5.11% for the 39 week period ended November 30, 1997 as compared to 6.07% of sales for the 52 week period ended March 2, 1997. Administrative payroll and fringes were 3.15% of sales for the 39 week period ended November 30, 1997 as compared with 4.06% of sales for the 52 week period ended March 2, 1997. The decrease was the result of a reduction in administrative personnel. General office expense, including bad debt expense, as a percentage of sales was 1.59% for the 39 week period ended November 30, 1997 as compared with 1.46% for the 52 week period ended March 2, 1997. The percentage increase is attributable to additional travel and related costs incurred to monitor the newly remodeled stores during the 39 week period which were magnified as a percentage of sales by the fact that the sales for the 39 week period did not include the busy Christmas and New Year's holiday sales periods. Professional fees were 0.36% of sales for the 39 week period ended November 30, 1997 as compared with 0.55% of sales for the 52 week period ended March 2, 1997. The decrease was due to the reduced need for the services of outside legal counsel in connection with litigation, real estate and general corporate matters. The subcategory "corporate expenses" are those expenses attributable only to a public company and are thus solely applicable to the 3 week period ended November 30, 1997.

Results of Operations (1997 Compared to 1996)

         The following table sets forth, as a percentage of sales, components of the Results of Operations:

                                             52 weeks ended       53 weeks ended
                                              March 2, 1997        March 3, 1996
                                           ------------------     --------------
Sales ..................................         100.0%                100.0%
Cost of sales ..........................          61.4%                 61.9%
                                                 -----                 -----
Gross profit ...........................          38.6%                 38.1%
Store operating, general and ...........          32.5%                 32.1%
administrative expense
Depreciation and amortization ..........           2.0%                  1.9%
Non-store operating expense ............           6.1%                  5.7%
                                                 -----                 -----
Operating loss .........................          (2.0%)                (1.6%)
                                                 =====                 =====

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

         Corporate overhead decreased to $6,207,930 in 1997 as compared to $6,405,593 in 1996. Administrative payroll and fringes were $4,229,800 or 4.1% of sales for the 1997 period as compared with $4,390,196 or 3.8% of sales for the 1996 period. While administrative payroll and fringes as a dollar amount were lower in 1997 as compared to 1996 they increased as a percentage of sales due to the decrease in sales volume previously discussed. General office expense was $1,405,381 or 1.4% of sales in the 1997 period as compared with $1,585,819 or 1.4% of sales in the 1996 period. Professional fees increased to $572,749 or 0.55% of sales in 1997 as compared to $429,578 or 0.37% of sales in 1996 mainly as the result of the increased need for outside legal counsel in connection with litigation, real estate and general corporate matters.

         Bad debt expense was $113,242 or 0.1% of sales in 1997 as compared with $222,878 or 0.2% of sales in 1996. The higher level of bad debt expense in 1996 was primarily due to the establishment of additional reserves in such year for the expanded use of credit cards in the Food Group's stores.

         As a result of the above, the excess of expenses over sales was $1,998,727 for 1997 as compared to $1,937,505 for 1996, after charges for depreciation and amortization expenses of $2,092,403 and $2,257,714, respectively.


Liquidity and Capital Resources

         On November 10, 1997, the Company completed its financial arrangements with a group of banks for a credit facility in the aggregate amount of $25,000,000. Under the credit agreement the Company obtained a term loan in the amount of $12,000,000 to refinance prior bank debt, an improvement term loan line of credit in the amount of $8,000,000 to finance capital improvements to its Supermarkets and a revolving line of credit in the amount of $5,000,000 to provide working capital. The $12,000,000 term loan matures on October 31, 2002. The improvement term loan line of credit and the revolving line of credit mature on October 31, 2002 and October 31, 1999, respectively, at which times all amounts outstanding thereunder are payable.

         Borrowings under the facility bear interest at a spread over either the prime rate of the bank acting as agent for the group of banks or a LIBOR rate with the spread dependent on the ratio of the Company's funded debt to EBITDA ratio, as defined in the credit agreement. The average interest rate on amounts outstanding under the facility from November 10, 1997 to April 30, 1998 was 8.51% per annum.

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

         By agreements dated April 30, 1998 and June 9, 1998, the Company's banks extended the dates by which the Company was required to deliver to them the Company's Annual Report on Form 10-K for the Transition Period ended November 30, 1997, and its Quarterly Report on Form 10-Q for the quarter ended March 1, 1998. Such reports were thereafter delivered within the extended deadline. The banks also consented to the change in the Company's fiscal year to the Sunday nearest November 30 of each year and waived the Company's failure to timely deliver certain financial statements and reports to the banks.

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

         The Company has not incurred any material commitments for capital expenditures, although it anticipates spending approximately $11,000,000 on its store remodeling program in fiscal 1998. Management believes that amounts available under its $25,000,000 credit facility together with financing the Company believes it can obtain, including loans from, and leasing arrangements with, non-affiliated companies, will be sufficient to enable the Company to complete its remodeling program.

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

                            Gristede's Sloan's, Inc.
                                and Subsidiaries

                             Statement of Operations


Three weeks ended November 30, 1997

Sales .........................................................      $ 9,225,123
Cost of sales .................................................        5,731,065
                                                                     -----------
        Gross profit ..........................................        3,494,058
Store operating, general and administrative expenses ..........        2,754,563
   Depreciation and amortization ..............................          219,813
                                                                     -----------
   Nonstore operating expenses
      Administrative payroll and fringes ......................          166,539
      General office expense ..................................           86,588
      Professional fees .......................................            7,975
      Corporate expense .......................................            5,378
                                                                     -----------
        Total nonstore operating expenses .....................          266,480
                                                                     -----------
           Operating profit ...................................          253,202
                                                                     -----------
   Other income (expense):
      Interest expense ........................................           82,586
                                                                     -----------
           Total other expenses ...............................           82,586
                                                                     -----------
           Income before provision for income taxes ...........          170,616
   Provision for income taxes .................................           30,000
                                                                     -----------
   Net income .................................................      $   140,616
                                                                     -----------
   Income per share of common stock ...........................      $       .01
                                                                     -----------
   Weighted average common shares outstanding .................       19,636,574
                                                                     -----------

See accompanying notes to financial statements.



                            Gristede's Sloan's, Inc.
                                and Subsidiaries

                        Statements of Sales and Expenses


                                            36 weeks ended            52 weeks ended            53 weeks ended
                                               November 9,                 March 2,                  March 3,
                                                   1997                      1997                      1996
                                              ------------              ------------              ------------
Sales .................................      $  68,683,570             $ 104,168,864             $ 116,866,063
Cost of sales .........................         42,860,656                63,932,541                72,351,240
                                              ------------              ------------              ------------
      Gross profit ....................         25,822,914                40,236,323                44,514,823
Direct operating expenses .............         24,708,065                33,821,475                37,566,143
                                              ------------              ------------              ------------
Corporate overhead
   Administrative payroll and fringes .          2,288,915                 4,229,800                 4,390,196
   General office expense .............          1,150,962                 1,405,381                 1,585,819
   Professional fees ..................            276,923                   572,749                   429,578
                                              ------------              ------------              ------------
       Total corporate overhead .......          3,716,800                 6,207,930                 6,405,593
                                              ------------              ------------              ------------
                                                (2,601,951)                  206,918                   543,087
Depreciation and amortization .........          1,365,673                 2,092,403                 2,257,714
Bad debt expense ......................               --                     113,242                   222,878
                                              ------------              ------------              ------------
Excess of expenses over sales .........      $  (3,967,624)            $  (1,998,727)            $  (1,937,505)
                                              ------------              ------------              ------------


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


                                            Position with the Company or
                        Director             Other Principal Occupation
Name and Age             Since                 for the Past Five Years
------------             -----              -----------------------------

John A. Catsimatidis    1988(1)     Chairman of the  Board, President and Chief
     (49)                           Executive Officer of the Company since July
                                    28,  1988;  Treasurer  of the Company  from
                                    July 28, 1988 to March 17, 1998;  President
                                    and Chief  Executive  Officer  of Red Apple
                                    Group,    Inc.    (holding    company   for
                                    supermarket  chains)  and  Chairman  of the
                                    Board  and  Chief  Executive   Officer  and
                                    Director of United Refining Company (a refiner and retailer of petroleum products) for more than five years; Director of News
                                    Communications Inc., a public company whose stock is traded over-the-counter, since
                                    December 4, 1991.

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

--------

(1) Mr. Catsimatidis also served as a director of the Company from November 4, 1986 to November 27, 1987.

Kishore Lall             1997       Director of the  Registrant  since  October,
     (50)                           1997;  consultant  to Red Apple Group,  Inc.
                                    from January 1997 to October 1997; private investor from June 1994 to December 1996;
                                    Senior Vice President and Head of Commercial
                                    Banking of ABN AMRO Bank, New York branch from January 1991 until May 1994.

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

Compensation Committee Interlocks and Insider Participation

     The Board of Directors has a Compensation Committee of which Frederick Selby is currently the sole member. Mr. Selby is not and has never been an employee or officer of the Company. During and after the Transition Period Mr. Selby has had no relationship with the Company requiring disclosure under Item
13. "Certain Relationships and Related Transactions."


Item 12.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                  MANAGEMENT.

     The following table sets forth certain information regarding ownership of Common Stock on June 1, 1998 by: (i) each stockholder known to the Company to own beneficially more than 5% of the outstanding shares of Common Stock; (ii) each of the Company's directors; and (iii) all officers and directors of the Company as a group. The number of shares listed in the table as beneficially owned by John Catsimatidis includes all shares acquired in the Merger. Except as otherwise indicated, the address of each person is c/o Gristede's Sloan's, Inc., 823 Eleventh Avenue, New York, N.Y. 10019-3535. The Company believes that ownership of the shares by the persons named below is both of record and beneficial and such persons have sole voting and investment power with respect to the shares indicated.

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

     From March 19, 1993 to November 10, 1997 the Company was a party to a Management Agreement with Group pursuant to which Group supervised all operations of the Supermarkets then owned by the Company subject to the policy goals and decisions prescribed by a committee of the independent directors. Such agreement required the Company to pay to Group a quarterly fee equal to 1.25% of all sales made in or from the Supermarkets and to reimburse Group for all expenses incurred by Group in the performance of its services under the agreement. For the Transition Period Group earned a fee of $398,206 under the agreement.

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

     Prior to the acquisition by the Company in November 1997 of the Food Group from corporations controlled by Mr. Catsimatidis, newspaper advertising for the Supermarkets was frequently pooled with advertising for the acquired Supermarkets. In such cases, the Company paid a portion of such advertising expenses based upon the number of Supermarkets and supermarkets of other companies covered in the advertisements.  Such  amounts  allocated to the Company  approximated  $130,321 during the Transition Period. The pooling arrangement ceased on the date the Merger was consummated.

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

     Red Apple Leasing, Inc., a corporation wholly owned by John Catsimatidis, leases equipment to the Company. Such leases are primarily for store operating equipment. Obligations under capital leases at November 30, 1997 were $1,206,932 and require monthly payments of $35,114 through March 1, 2001. Obligations under operating leases at March 2, 1997 require 84 payments of $14,594. Obligations under operating leases at June 2, 1997 and September 1, 1997 require 60 monthly payments of $10,783 and $16,297, respectively.

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

     The following four paragraphs set forth information concerning transactions between John Catsimatidis and entities owned by him with entities comprising the Food Group.

     During the Transition Period, Red Apple Management, Inc., a company wholly-owned by John Catsimatidis, provided certain payroll, related employee benefit services and office services to the Food Group. Such services include accounting, merchandising, human resources, maintenance, executive salaries and employee benefits in the approximate aggregate amount of $3,755,000.

     During the Transition Period advertising services were provided to the Food Group by M.C.V. Advertising Associates, Inc., a company of which John Catsimatidis is the Chairman of the Board. For the Transition Period the costs incurred by the Food Group were $553,435.

     The Food Group leased several locations from Red Apple Real Estate, Inc., a company wholly-owned by John Catsimatidis. During the Transition Period, the Food Group paid to Red Apple Real Estate, Inc. $241,716 for rent and real estate taxes under such leases.

     The Food Group has entered into capital and operating leases with Red Apple Leasing, Inc., a company wholly-owned by John Catsimatidis. Such leases are primarily for store operating equipment. During the Transition Period, the costs recognized by the Food Group under capital leases were $291,693 and costs recognized by the Food Group under operating leases were $212,393.


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

3.3 Amended and Restated Bylaws of the Registrant. Incorporated by reference to Exhibit 3.2 to the 1990 10-K.

3.4 Certificate of Amendment of Certificate of Incorporation of the Company, dated November 4, 1997.*

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

10.6 Loan Agreement dated as of November 7, 1997 between the Company, European American Bank ("EAB"), Israel Discount Bank of New York ("IDBNY"), Keybank National Association ("Keybank") and Bank Leumi Trust Company of New York ("Bank Leumi"). All exhibits and schedules to the Loan Agreement are omitted, but the Registrant undertakes to provide copies of any or all of the foregoing exhibits and schedules to the Securities and Exchange Commission upon its request.

10.7 Management Agreement dated November 10, 1997 between Namdor Inc., G Remainder Corp. and S Remainder Corp.

10.8 Asset Purchase Agreement between G Remainder Corp. and Gristede's Operating Corp. All exhibits and schedules to the Asset Purchase Agreement are omitted, but the Registrant undertakes to provide copies of any or all of the foregoing exhibits and schedules to the Securities and Exchange Commission upon its request.

10.9 First Amendment and Waiver to Loan Agreement dated April 30, 1998 between the Company, IDBNY, Keybank and Bank Leumi.

10.10         1998 Stock Option Plan.
-----------------------
*       Filed herewith.

10.11         Agreement  dated May 15, 1998  between John  Catsimatidis  and the
              Company.

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

23.           Consent  of  BDO  Seidman,   LLP  Independent   Certified   Public
              Accountants.*

27.           Financial Data Schedule.

----------------------
*        Filed herewith.

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

                            GRISTEDE'S SLOAN'S, INC.


Dated: February 18, 1999                      By:      /s/ John A. Catsimatidis
                                                       ------------------------
                                                       John A. Catsimatidis
                                                       Chairman of the Board

                                                                     Exhibit 3.4

                            CERTIFICATE OF AMENDMENT
                                       OF
                          CERTIFICATE OF INCORPORATION
                                       OF
                           SLOAN'S SUPERMARKETS, INC.



              It is hereby certified that:

              1. The  name  of  the   corporation   (hereinafter   called   the
"Corporation") is Sloan's Supermarkets, Inc.

              2. Article 1 the Certificate of Incorporation of the Corporation is hereby amended in its entirety to read as follows:

                 "1.  The name of the Corporation is Gristede's Sloan's, Inc."

              3. Section A. of Article 4 of the Certificate of Incorporation is hereby amended in its entirety to read as follows:

                 "4.A. The total number of shares of stock which the Corporation shall have authority to issue is 25,500,000 shares, of which 25,000,000 shall be Common Stock of the par value of $.02 per share and 500,000 shall be Preferred Stock of the par value of $50.00 per share, issuable in series."

              4. The amendments of the Certificate of Incorporation herein certified have been duly adopted in accordance with the provisions of Section 242 of the General Corporation Law of the State of Delaware.



Signed and attested to on                         /s/ John A. Catsimatidis
November 4, 1997                                  ------------------------
-------------------------                         John A. Catsimatidis,
                                                  Chairman of the Board

Attest:

  /s/ Mark Kassner
-----------------------
Mark Kassner, Secretary




STATE OF NEW YORK                       )
                                        ) SS.:
COUNTY OF NEW YORK                      )


                  BE IT REMEMBERED that, on November 4, 1997, before me, a Notary Public duly authorized by law to take acknowledgement of deeds, personally came John A. Catsimatidis, Chairman of the Board of Sloan's Supermarkets, Inc., who duly signed the foregoing instrument before me and acknowledged that such signing is his act and deed, that such instrument as executed is the act and deed of said corporation and that the facts stated therein are true.

                  GIVEN under by hand on November 4, 1997.



                         /s/
                  -----------------------------------
                  Notary Public

                                                                      Exhibit 23


Consent of Independent Certified Public Accountants


Sloan's Supermarkets, Inc.
New York, New York

We hereby consent to the incorporation by reference in the Registration Statement on Form S-8 dated January 23, 1996, relating to the consolidated financial statements appearing in Amendment No. 1 to the Company's Annual Report on Form 10-K for the transition period from March 3, 1997 to November 30, 1997.

     /s/ BDO Seidman, LLP

BDO Seidman, LLP


New York, New York

February 11, 1999