Form 10-Q/A
period 1998-03-01
GRISTEDES SLOANS INC /DE
filed 1999-02-18
CIK 28325

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

                                                                   -3-

                            GRISTEDE'S SLOAN'S, INC.
                 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
             FOR THE QUARTER ENDED MARCH 1, 1998 AND MARCH 2, 1997



                                                     13 weeks         13 weeks
                                                      ended            ended
                                                     March 1,         March 2,
                                                       1998             1997
                                                  =============    ============

Sales ..........................................   $ 39,420,880    $ 26,123,871
Cost of sales ..................................     23,513,947      16,245,331
                                                   ------------    ------------

Gross profit ...................................     15,906,933       9,878,540

Store operating, general and
administrative expenses ........................     13,290,951       8,780,586

Depreciation and amortization ..................      1,053,960         451,083
                                                   ------------    ------------


Non-store operating expenses
    Administrative payroll and fringes .........        780,382         752,739
    General office expenses ....................        317,243         465,836
    Professional fees ..........................         56,486         284,273
    Corporate expense ..........................         36,813               0
                                                   ------------    ------------
Total non-store operating expenses .............      1,190,924       1,502,848
                                                   ------------    ------------

Operating profit/(loss) ........................        371,098        (855,977)
                                                   ------------    ------------

Other income (expense)
Interest income ................................         51,007          17,791
Interest expense ...............................       (379,567)       (126,625)
                                                   ------------    ------------

Total other income (expense) ...................       (328,560)       (108,834)
                                                   ------------    ------------

Income/(loss) before provision for income taxes          42,538        (964,811)

Provision for income taxes .....................         12,500               0
                                                   ------------    ------------

Net income/(loss) ..............................   $     30,038    $   (964,811)
                                                   ============    ============

Net income per share ...........................   $       0.00             N/A
                                                   ============    ============

Weighted average number of shares and
equivalents outstanding ........................     19,636,574             N/A
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

The following table sets forth the items from the Company's Consolidated Statements of Operations as a percentage of sales.

                                                      13 weeks         13 weeks
                                                       ended             ended
                                                      March 1,          March 2,
                                                        1998              1997
                                                      --------          --------
Sales ......................................           100.0%            100.0%
Cost of sales ..............................            59.7%             62.2%
                                                      --------          --------

Gross profit ...............................            40.3%             37.8%
Store operating, general
and administrative
expenses ...................................            33.7%             33.6%
Depreciation and
amortization ...............................             2.7%              1.7%
Non-store operating
expense ....................................             3.0%              5.8%
                                                      --------          --------
Operating profit/(loss) ....................             0.9%             (3.3%)
Other income (expense) .....................            (0.8%)            (0.4%)
                                                      --------          --------
Income/(loss) from
operations before
income taxes ...............................             0.1%             (3.7%)
Provision for income
taxes ......................................             --                --
                                                      --------          --------
Net income/(loss) ..........................             0.1%             (3.7%)
                                                      ========          ========


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

Nonstore operating expenses were 3.02% of sales for the quarter ended March 1, 1998 as compared to 5.75% of sales for the quarter ended March 2, 1997. Administrative payroll and fringes was 1.98% of sales for the quarter ended March 1, 1998 as compared with 2.88% of sales for the quarter ended March 2, 1997. The decrease was the result of a reduction in administrative personnel. General office expense as a percentage of sales decreased to 0.80% for the quarter ended March 1, 1998 from 1.78% of sales for the quarter ended March 2, 1997 as a result of the efficiencies from the combining of the operations. Professional fees were 0.14% of sales for the quarter ended March 1, 1998 as compared with 1.09% of sales for the quarter ended March 2, 1997. The decrease was due to the reduced need for outside professional services. Corporate expenses are attributable to the Company being a public company and did not apply to the prior year.

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

The Company has not incurred any material financial commitments for capital expenditures, although it anticipates spending approximately $11,000,000 on its store remodeling program in fiscal 1998. Management believes that amounts available under its $25,000,000 credit facility together with financing the Company believes it can obtain, including loans from, and leasing arrangements with, non-affiliated companies, will be sufficient to enable the Company to complete its remodeling program.

                    GRISTEDE'S SLOAN'S, INC. AND SUBSIDIARIES


                           PART II - OTHER INFORMATION



Item 1.       Legal Proceedings

                      Reference is made to Item 3. "Legal Proceedings" in the Company's Annual Report on Form 10-K for the transition period ended November 30, 1997 for information concerning a lawsuit against the Company and John Catsimatidis instituted by RMED International, Inc.
                      on August 8, 1994.

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


Dated: February 18, 1999



                              By:  /s/ Stuart Spivak

                                   Stuart Spivak
                                   Executive Vice President and
                                   Chief Financial Officer


Dated: February 18, 1999