Form 10-Q/A
period 1998-05-31
GRISTEDES SLOANS INC /DE
filed 1999-02-18
CIK 28325

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


                            GRISTEDE'S SLOAN'S, INC.
                 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
       FOR THE SIX MONTHS AND QUARTER ENDED MAY 31, 1998 AND JUNE 1, 1997


                                                                 26 weeks          13 weeks          26 weeks             13 weeks
                                                                   ended            ended              ended                ended
                                                                  May 31,           May 31,           June 1,              June 1,
                                                                   1998              1998               1997                1997
                                                              ============       ============       ============       ============
Sales ..................................................      $ 78,665,355       $ 39,244,475       $ 49,942,663       $ 23,818,792
Cost of sales ..........................................        47,204,714         23,690,767         30,647,735         14,402,404
                                                              ------------       ------------       ------------       ------------

Gross profit ...........................................        31,460,641         15,553,708         19,294,928          9,416,388

Store operating, general and
  administrative expenses ..............................        26,003,465         12,712,514         17,412,897          8,632,311

Depreciation and amortization ..........................         2,111,103          1,057,143          1,041,064            589,981
                                                              ------------       ------------       ------------       ------------

                                                                 3,346,073          1,784,051            840,967            194,096

Non-store operating expenses
    Administrative payroll and fringes .................         1,465,036            684,654          1,541,366            788,627
    General office expenses ............................           527,611            210,368          1,166,749            700,913
    Professional fees ..................................           127,997             71,511            325,976             41,703
    Corporate expense ..................................            72,776             35,963                  0                  0
                                                              ------------       ------------       ------------       ------------
Total non-store operating expenses .....................         2,193,420          1,002,496          3,034,091          1,531,243
                                                              ------------       ------------       ------------       ------------

Operating profit/(loss) ................................         1,152,653            781,555         (2,193,124)        (1,337,147)
                                                              ------------       ------------       ------------       ------------

Other income (expense)
Interest income ........................................            98,687             47,680             60,651             42,860
Interest expense .......................................          (852,940)          (473,373)          (372,043)          (245,418)
                                                              ------------       ------------       ------------       ------------

Total other income (expense) ...........................          (754,253)          (425,693)          (311,392)          (202,558)
                                                              ------------       ------------       ------------       ------------

Income/(loss) before provision for income taxes ........           398,400            355,862         (2,504,516)        (1,539,705)

Provision for income taxes .............................            42,500             30,000                  0                  0
                                                              ------------       ------------       ------------       ------------

Net  income/(loss) .....................................      $    355,900       $    325,862       $ (2,504,516)      $ (1,539,705)
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

The following table sets forth items from the Company's Consolidated Statements of Operations as a percentage of sales.


                                                                 26 weeks          13 weeks          26 weeks             13 weeks
                                                                   ended            ended              ended                ended
                                                                  May 31,           May 31,           June 1,              June 1,
                                                                   1998              1998               1997                1997
                                                              ============       ============       ============       ============

Sales ..............................................               100.0%              100.0%             100.0%             100.0%
Cost of sales ......................................                60.0%               60.4%              61.4%              60.5%
                                                              ------------       ------------       ------------       ------------

Gross Profit .......................................                40.0%               39.6%              38.6%               39.5%
Store operating, general
and administrative
expenses ...........................................                33.1%               32.4%              34.9%              36.2%
Depreciation and
amortization .......................................                 2.7%                2.7%               2.0%               2.5%
Non-store operating
expense ............................................                 2.8%                2.5%               6.1%               6.4%
                                                              ------------       ------------       ------------       ------------

Operating profit/(loss) ............................                 1.4%                2.0%              (4.4%)             (5.6%)
Other income (expense) .............................                (0.9%)              (1.1%)             (0.6%)             (0.9%)
                                                              ------------       ------------       ------------       ------------
Income/(loss) from
operations before
income taxes .......................................                 0.5%                0.9%              (5.0%)             (6.5%)
Provision for income
taxes ..............................................                 0.1%                0.1%              --                 --
                                                              ------------       ------------       ------------       ------------

Net income/(loss) ..................................                 0.4%                0.8%              (5.0%)             (6.5%)
                                                              ============       ============       ============       ============


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

Nonstore operating expenses as a percentage of sales were 2.55% and 2.79% for the quarter and six months ended May 31, 1998 as compared with 6.43% and 6.08% for the quarter and six months ended June 1, 1997. Administrative payroll and fringes were 1.75% and 1.86% of sales for the quarter and six months ended May 31, 1998 as compared with 3.31% and 3.09% of sales for the quarter and six months ended June 1, 1997. The decrease was the result of a reduction in administrative personnel. General office expense as a percentage of sales decreased to 0.54% and 0.67% of sales for the quarter and six months ended May 31, 1998 from 2.94% and 2.34% of sales for the quarter and six months ended June 1, 1997 as a result of the continuing efficiencies from the combining of the operations. Professional fees were 0.18% and 0.16% of sales for the quarter and six months ended May 31, 1998 as compared to 0.18% and 0.65% of sales for the quarter and six months ended June 1, 1997. The decrease was due to the reduced need for outside professional services. Corporate expenses are attributable to the Company being a public company and did not apply to the prior year.

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

                      Fact discovery in the matter was completed by the end of June 1998. Expert discovery is scheduled to be completed by the end of November 1998. Plaintiffs' expert has prepared a report claiming that plaintiffs have suffered damages in an amount in excess of $3,000,000.

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