Form 10-Q/A
period 1998-08-30
GRISTEDES SLOANS INC /DE
filed 1999-02-18
CIK 28325

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


                            GRISTEDE'S SLOAN'S, INC.
                 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
    FOR THE NINE MONTHS AND QUARTER ENDED AUGUST 30, 1998 AND AUGUST 31, 1997


                                                          39 weeks             13 weeks             39 weeks             13 weeks
                                                           ended                ended                ended                ended
                                                         August 30,           August 30,           August 31,           August 31,
                                                            1998                 1998                 1997                 1997
                                                       =============        =============        =============        =============
Sales ..........................................       $ 116,296,764        $  37,631,409        $  72,191,581        $  22,248,918
Cost of sales ..................................          70,211,045           23,006,331           44,379,937           13,732,202
                                                       -------------        -------------        -------------        -------------

Gross profit ...................................          46,085,719           14,625,078           27,811,644            8,516,716

Store operating, general and
  administrative expenses ......................          39,167,716           13,164,251           26,269,667            8,856,770

Depreciation and amortization ..................           2,973,525              862,422            1,612,803              571,739
                                                       -------------        -------------        -------------        -------------

Non-store operating expenses
  Administrative payroll and fringes                       2,307,783              842,747            2,354,267              812,901
  General office expense                                     871,630              344,019            2,109,469              942,720
  Professional fees                                          148,370               20,373              651,816              325,840
  Corporate expense                                          117,689               44,913                    0                    0
                                                       -------------        -------------        -------------        -------------

Total non-store operating expenses                         3,445,472            1,252,052            5,115,552            2,081,461
                                                       -------------        -------------        -------------        -------------


Operating profit/(loss) ........................             499,006             (653,647)          (5,186,378)          (2,993,254)
                                                       -------------        -------------        -------------        -------------

Other income (expense)
Interest income ................................             142,298               43,611              121,302               60,651
Interest expense ...............................          (1,386,393)            (533,453)            (700,787)            (328,744)
                                                       -------------        -------------        -------------        -------------

Total other income (expense)                              (1,244,095)            (489,842)            (579,485)            (268,093)
                                                       -------------        -------------        -------------        -------------

Loss before provision for income taxes .........            (745,089)          (1,143,489)          (5,765,863)          (3,261,347)

Provision for income taxes .....................                   0              (42,500)                   0                    0
                                                       -------------        -------------        -------------        -------------

Net  loss ......................................       $    (745,089)       $  (1,100,989)       $  (5,765,863)       $  (3,261,347)
                                                       =============        =============        =============        =============

Net loss per share .............................              ($0.04)              ($0.06)                 N/A                  N/A
                                                       =============        =============        =============        =============

Weighted average number of shares and
equivalents outstanding ........................          19,636,574           19,636,574                  N/A                  N/A
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



                            GRISTEDE'S SLOAN'S, INC.
                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
          FOR THE NINE MONTHS ENDED AUGUST 30, 1998 AND AUGUST 31, 1997

                                                                                                     39 weeks             39 weeks
                                                                                                      ended                ended
                                                                                                    August 30,           August 31,
                                                                                                      1998                 1997
                                                                                                   ===========          ===========
Net loss .................................................................................         $  (745,089)         $(5,765,863)

Adjustments to reconcile net loss to net cash provided by operating activities:

Depreciation and amortization ............................................................           2,973,252            1,612,803

Changes in operating assets and liabilities:

Accounts receivable - net ................................................................            (972,510)          (2,341,213)
          Inventory ......................................................................          (1,652,663)             694,404
Prepaid expenses and other current assets ................................................            (298,687)
   Notes receivable ......................................................................             386,030
Receivable from officer ..................................................................             351,778
       Other assets ......................................................................            (451,862)
Accounts payable, trade ..................................................................          (2,188,126)           3,055,444
Accrued payroll, vacation and withholdings ...............................................            (711,765)
Accrued expenses and other current liabilities ...........................................             (11,017)
Accrued rent leveling ....................................................................             522,466
Capitalized lease obligations ............................................................             992,582
      Other credits ......................................................................             (97,500)
                                                                                                   -----------          -----------

Net cash (used) / provided by operating activities .......................................          (1,903,111)          (2,744,425)
                                                                                                   -----------          -----------

Capital expenditures - net ...............................................................          (7,036,763)          (1,501,893)
                                                                                                   -----------          -----------

Net cash used in investing activities ....................................................          (7,036,763)          (1,501,893)
                                                                                                   -----------          -----------

Proceeds from bank loan ..................................................................          10,000,000
Repayments of bank loan ..................................................................          (1,546,545)
                                                                                                   -----------          -----------

Net cash provided / (used) in financing activities .......................................           8,953,455                    0
                                                                                                   -----------          -----------

NET INCREASE  IN CASH AND CASH EQUIVALENTS ...............................................              13,581                    0

CASH AND CASH EQUIVALENTS, beginning of period ...........................................              88,970                    0
                                                                                                   -----------          -----------

CASH AND CASH EQUIVALENTS, end of period .................................................         $   102,551          $         0
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



                                                           39 weeks              13 weeks              39 weeks             13 weeks
                                                            ended                 ended                 ended                ended
                                                          August 30,            August 30,            August 31,          August 31,
                                                             1998                  1998                  1997                 1997
                                                        =============         =============         =============        ===========
Sales ......................................                 100.0%                100.0%                100.0%              100.0%
Cost of sales ..............................                  60.4%                 61.1%                 61.5%               61.7%
                                                        -------------         -------------         -------------        -----------
Gross profit ...............................                  39.6%                 38.9%                 38.5%               38.3%
Store operating, ...........................                  33.7%                 35.0%                 36.4%               39.8%
general and
administrative
expense
Depreciation and ...........................                   2.5%                  2.3%                  2.2%                2.6%
amortization
Non-store ..................................                   3.0%                  3.3%                  7.1%                9.4%
operating expense
                                                        -------------         -------------         -------------        -----------
Operating ..................................                   0.4%                 (1.7%)                (7.2%)             (13.5%)
profit/(loss)
Other income ...............................                  (1.0%)                (1.3%)                (0.8%)              (1.2%)
(expense)
                                                        -------------         -------------         -------------        -----------
(Loss) from ................................                  (0.6%)                (3.0%)                (8.0%)             (14.7%)
operations before
income taxes
Provision for ..............................                --                      (0.1%)              --                  --
income taxes
                                                        -------------         -------------         -------------        -----------
Net (loss) .................................                  (0.6%)                (2.9%)                (8.0%)             (14.7%)
                                                        =============         =============         =============        ===========



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

Nonstore operating expenses as a percentage of sales were 3.33% and 2.96% for the quarter and nine months ended August 30, 1998 as compared with 9.36% and 7.09% for the quarter and nine months ended August 31, 1997. Administrative payroll and fringes were 2.24% and 1.98% of sales for the quarter and nine months ended August 30, 1998 as compared with 3.65% and 3.26% of sales for the quarter and nine months ended August 31, 1997. The decrease was the result of a reduction in administrative personnel. General office expense as a percentage of sales decreased to 0.76% and 0.75% for the quarter and nine months ended August 31, 1998 from 4.24% and 2.92% of sales for the quarter and nine months ended August 31, 1997 as a result of the continuing efficiencies from the combining of the operations. Professional fees were 0.05% and 0.13% of sales for the quarter and nine months ended August 30, 1998 as compared to 1.46% and 0.90% of sales for the quarter and nine months ended August 31, 1997. The decrease was due to the reduced need for outside professional services. Corporate expenses are attributable to the Company being a public company and did not apply to the prior year.

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


YEAR 2000 ISSUE

The Company has assessed its information technology ("IT") systems for Year 2000 readiness and has given the highest priority to those IT systems it considers mission critical. The systems the Company considers mission critical are its store automation systems (including point of sale systems) and its computer systems at its main office which support these store systems.

Management expects all in-store IT systems as well as the host support system located in the Company's main office will be certified by the original vendors as Year 2000 compliant no later than March 30, 1999. These systems were either Year 2000 compliant as installed, or are being upgraded by the original vendors to a Year 2000 compliant status under existing maintenance programs. No additional expense has or will be incurred by the Company to bring these systems into Year 2000 compliance since any necessary changes are provided by the vendors under software maintenance programs.

The Company will then verify that these systems are in fact Year 2000 compliant by performing its own tests independent of the vendors. The Company will change the dates on the systems to the end of 1999 and run test transactions and processes using both 1999 and changed Year 2000 dates. The Company will then compare the results from the 1999 transactions and processes with those from the changed Year 2000 dates to ensure that the systems perform as expected.

The Company has assessed its other IT systems, including accounting and payroll systems, deployed at its main office and its City Produce warehouse facility for Year 2000 compliance and has identified the steps necessary to ensure systems will be Year 2000 compliant.

The Company has developed and tested a methodology that will allow its existing software programs to be Year 2000 compliant by making minor changes to some of the existing programs. The existing data files will not need to be altered to use this methodology, thereby reducing the amount of time and effort required to make these systems Year 2000 compliant. The Company will perform a review of the software being utilized to identify processes that involve the input or output of a date. Programs that are found to require the input or output of a date will require a minor modification (utilizing the test procedure referred to above), to become Year 2000 compliant. These systems will then be tested to confirm that they function as expected. Some of the Company's hardware is not now Year 2000 compliant and the Company has budgeted for the replacement or modification of such hardware as necessary in the first half of 1999.

The Company expects to spend $70,000 for hardware and will spend an additional $30,000 for software modifications and related expenses to ensure that these systems are compliant. The Company expects that the necessary funds for these expenditures to come from cash flow generated from its operations. All testing on these systems is expected to be completed by June 30, 1999 at which time it is expected that these systems will be Year 2000 compliant.

The Company does not currently intend to hire an outside firm to independently verify that its systems are Year 2000 compliant.

The Company has assessed the majority of its non-IT systems for Year 2000 readiness and has identified a small number of systems, including certain equipment at store level, which may not be Year 2000 ready. The Company is working with the vendor of these systems to identify the best approach. While these systems have an internal clock and date, the date is not necessary for the systems to be productive. Such systems could therefore continue to function as needed and management does not anticipate that these systems will pose any significant Year 2000 problem or expense.

The Company has begun to review the Year 2000 readiness plans of its major vendors in an effort to ensure that operations remain unaffected by Year 2000 related failures. The Company will place preset orders with certain major vendors to help ensure product deliveries in the event that the vendor is affected by failures at some level of its operations but is still able to deliver merchandise. In the event a major vendor is unable to provide products the Company will increase its purchases from other vendors from which it currently buys.

The Company purchases merchandise sold in its stores from multiple vendors and is not reliant on any one vendor for the normal conduct of its operations. The Company is not dependant on these supplier relationships since merchandise is readily available from numerous sources under different brand names, subject to conditions affecting food supplies generally.

The Company believes that its efforts will result in Year 2000 compliance. However, the impact on business operations of failure by the Company to achieve compliance or failure by external entities which the Company cannot control, such as vendors, to achieve compliance, could be material to the Company's consolidated results of operations.

                    GRISTEDE'S SLOAN=S, INC. AND SUBSIDIARIES


                           PART II - OTHER INFORMATION


Item 1.       Legal Proceedings

                  Reference is made to Item 3. "Legal Proceedings" in the Company's Annual Report on Form 10-K for the transition period ended November 30, 1997 and Item 1. "Legal Proceedings" in the Company's Quarterly Report on Form 10-Q for the quarter ended August 30, 1998 for information concerning a lawsuit against the Company and John Catsimatidis instituted by RMED International, Inc. on August 8, 1994.

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