Form 10-K
period 1998-11-29
GRISTEDES SLOANS INC /DE
filed 1999-03-02
CIK 28325

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

( X ) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For fiscal year ended November 29, 1998

(  )     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934
         For the transition period from                 to
                                       ----------------   -------------------

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

As of February 25, 1998, 19,636,574 shares of the registrant's common stock, $0.02 par value, were outstanding. The aggregate market value of the common stock held by nonaffiliates of the registrant (i.e., excluding shares held by executive officers, directors, and control persons as defined in Rule 405) on that date was $3,464,144 computed at the closing price on that date.

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

         The Company owns and operates 40 supermarkets, (the "Supermarkets"). Thirty-five Supermarkets are located in Manhattan, New York, three Supermarkets are located in Westchester County, New York, one Supermarket is located in Brooklyn, New York and one Supermarket is located in Long Island, New York. 11 of the Supermarkets are operated under the "Sloan's" name and 29 are operated under the "Gristede's" name. The Company leases all of its Supermarket locations.

         During fiscal year 1998, the Company acquired one Supermarket, closed two Supermarkets for business consolidation, and closed two Supermarkets because their leases expired and were not renewed. Additionally the Company combined two physically adjacent Supermarkets into one Supermarket during the remodeling of the two stores.

         The Company also owns City Produce Operating Corp. ("City Produce"), a corporation which operates a warehouse used as an internal distribution center, on leased premises in Bronx County, New York. The warehouse operation supplies the Company's Supermarkets with groceries and fresh produce. The warehouse also sells wholesale fresh produce to third parties.

         The Company competes on the basis of providing customer convenience, service and a wide assortment of food products, including those that are appealing to the clientele in the neighborhoods where its Supermarkets are located. The Supermarkets, like most Manhattan supermarkets, are smaller than their suburban counterparts, ranging in size from approximately 3,200 to 23,000 square feet of selling space and averaging 9,000 square feet of selling space.

         The  Supermarkets  offer,  at  competitive   prices,   broad  lines  of
merchandise, including nationally and regionally advertised brands, private label and generic brands. Merchandise sold includes food items such as fresh meats, produce, dry groceries, dairy products, baked goods, poultry and fish, fresh fruits and vegetables, frozen foods, delicatessen and gourmet foods, as well as many non-food items such as cigarettes, soaps, paper products, and health and beauty aids. The Company also operates an in-store pharmacy dispensing prescription drugs in one of its Supermarkets. Check-cashing services are available to qualified customers holding check-cashing cards and, for a small fee, the Company will deliver groceries to a customer's apartment door. The Supermarkets accept payment by Mastercard, Visa, American Express and Discover credit cards. Most of the Supermarkets are open sixteen hours per day, seven days a week and on holidays, including Christmas, New Year's and Thanksgiving. Most of the Supermarkets close two hours earlier on Sundays.

         The Company's predecessor was incorporated in 1956 in New York. In 1985, the Company's domicile was changed to Delaware by merging the predecessor corporation into a newly formed Delaware corporation, incorporated for such purpose. The Company became a public company in 1968 and listed its Common Stock on the American Stock Exchange in 1972. Until 1992, the Company engaged in the jewelry business, operating under the name Designcraft Industries, Inc. for most of such time. The Company changed its name to Sloan's Supermarkets, Inc. in September 1993 and to Gristede's Sloan's, Inc. in November 1997 to reflect its current business.


Recent Developments

         In January, 1999, the Company commenced operating an in-store pharmacy dispensing prescription drugs in one of its Supermarkets.

         In February 1998, the Company acquired from an affiliate of John Catsimatidis, the Chairman of the Board and Chief Executive Officer of the Company, the assets of a Supermarket located at 1644 York Avenue, New York, New York. For information concerning the terms of such acquisition see Item 13. "Certain Relationships and Related Transactions." The acquisition did not have a material effect on the Company's revenues or expenses.

         On November 10, 1997 a Merger Agreement was consummated pursuant to which four corporations directly or indirectly owned by Mr. Catsimatidis merged into four newly formed wholly owned subsidiaries of the Company. As a result of the mergers (collectively, the "Merger"), the Company acquired the assets and business of 29 operating supermarkets. Pursuant to the Merger Agreement, John Catsimatidis and Red Apple Group Inc. ("Group"), a corporation wholly owned by John Catsimatidis, as the sole stockholders of the four corporations acquired in the Merger, became entitled to receive an aggregate of $ 40,000,000 in market value of the Company's Common Stock. The aggregate market value of the shares of the Company's Common Stock issued in the Merger was reduced by an amount equal to the amount of certain liabilities of the acquired companies to John Catsimatidis and entities controlled by him which were assumed by the surviving corporations in the Merger. The aggregate amount of such liabilities was $4,000,000.


Growth Strategy

         The Company believes that the Merger has allowed it to realize synergies and increased operating leverage while providing management with the necessary resources and focus to streamline operations, automate facilities and capitalize on strategic opportunities. The Company also believes that the Merger has enabled it to achieve the critical mass necessary to execute its future growth strategy.

         The Company has embarked on a capital expenditure program for its Supermarkets that includes extensive remodelings, the introduction of a centralized point-of-sale information system and the opening of in-store pharmacies dispensing drugs in its Supermarkets. The Company has obtained an $8,000,000 five year term loan from certain banks to partly finance such capital improvements and is currently negotiating an increase in its bank facilities (see Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operation-Liquidity and Capital Resources").

         During the fiscal year ended November 29, 1998, 10 stores were remodeled for an aggregate capital expenditure of approximately $10,000,000. During the fiscal year ending November 28, 1999, the Company anticipates it will spend approximately $10,000,000 in aggregate capital expenditures to complete the remodeling of 12 additional stores, open two new stores and open four in-store pharmacies. The Company anticipates that it will continue opening new stores, and pharmacies in future years. The modernized smaller Supermarkets are being re-named "Gristede's 2001", and the larger Supermarkets are being re-named "Gristede's Mega Stores".

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

         The Company may also expand its operations through the acquisition of supermarkets and/or acquisition of businesses which the Company believes would complement its core supermarket business. However, pursuant to an order embodying a Settlement Agreement between the Federal Trade Commission (the "FTC"), John Catsimatidis, the Company and certain other companies controlled by Mr. Catsimatidis (collectively, the "companies"), for a period of ten years from March 6, 1995, the Company cannot, without prior FTC approval, acquire any interest in any existing supermarket in a designated area in Manhattan. The order does not restrict the Company from acquiring an interest in a supermarket (in such designated area) by leasing or purchasing a new location that at the time of acquisition (and for six months prior to the acquisition) is not (or was not) being operated as a supermarket. There are no restrictions on the Company acquiring supermarkets that are located outside the designated area. For further information concerning the Settlement Agreement and proceeding brought by the FTC against the companies which prompted the Settlement Agreement, see Note 12 of Notes to the Financial Statements of the Company.


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


Sources of Supply; Inventory Policy

         During fiscal 1998 the Company obtained approximately 45% of the merchandise sold in its stores from one principal merchandise supplier, White Rose Foods, and the balance from other vendors, none of which accounted for more than 10% of merchandise purchased by the Company. The Company believes that its supplier relationships are currently satisfactory. The Company is not dependent on these supplier relationships since merchandise is readily available from numerous sources under different brand names, subject to conditions affecting food supplies generally.

         The Company's policy is to have its Supermarkets fully stocked with merchandise at all times. This policy requires the Company to carry significant amounts of inventory. As stated above, replenishment merchandise is readily available from the Company's suppliers and, on average, approximately 76% of the Company's inventory is sold before the Company is required to pay its suppliers.


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


Labor Contracts

         All of the employees of the Company other than 98 administrative employees and executives and 56 store managers and co-managers are represented by unions. The table below sets forth the name of each union with which the Company has a collective bargaining agreement and the expiration date of such agreement.

     Name of Union                                        Expiration Date
----------------------------------------                  ---------------
Retail, Wholesale & Chain Store                           October 5, 2002
Food Employees Union, Local 338
Amalgamated Meat Cutters and Retail Food                 October 23, 1999
Store Employees Union, Local 342-50
United Food and Commercial Workers Union                December 21, 2002
("UFCW"), Local 174
UFCW, Local 1500                                            June 23, 2002
UFCW, Local 464A                                              May 1, 2003
International Brotherhood of Teamsters                      June 30, 1999
("Teamsters"), Local 803
Teamsters, Local 202                                    December 31, 2003


Governmental Approvals

         All of the Supermarkets have obtained all necessary governmental approvals, licenses and operating permits.


Employees

         At February 14, 1999, the Company had approximately 1,323 employees, 1,207 of which are employed at the Supermarkets or the City Produce warehouse, and 116 of which are employed at the Company's executive offices. Approximately 390 of the employees were employed on a full-time basis.


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

ITEM 2.           PROPERTIES.

         The Company leases all 40 Supermarket locations and the warehouse and distribution center operated by City Produce. Five of such leases expire prior to 2001, 22 of such leases expire on dates from 2001 through 2010 and 13 of such leases expire on dates from 2011 through 2018. The Supermarkets range in size from approximately 3,200 to 23,000 square feet of selling space, averaging 9,000 square feet of selling space. All of the stores are air-conditioned, have all necessary fixtures and equipment and are suitable for the retail operations conducted thereat.


ITEM 3.           LEGAL PROCEEDINGS.

         On August 8, 1994, a lawsuit against the Company and Mr. Catsimatidis was instituted in the United States District Court for the Southern District of New York by RMED International, Inc. ("RMED"), a former stockholder of the Company.

         The complaint alleges, among other things, that RMED and a purported class consisting of persons who purchased the Company's common stock on or after March 19, 1993 were damaged by alleged nondisclosures in certain filings made by the Company with the Securities and Exchange Commission between January 1993 and June 1994 relating to an investigation by the FTC. The complaint alleges that such nondisclosures constituted violations of Federal and New York State securities laws, as well as common law fraud and seeks damages (including punitive damages) in an unspecified amount, as well as costs and disbursements of the action. On June 2, 1994, the Company issued a press release which disclosed the FTC action.

         On September 30, 1994, the defendants filed a motion to dismiss for failure to state a cause of action and for lack of subject matter jurisdiction over the state claims. The motion was denied. In June 1995, RMED filed a motion for class certification, and discovery was held in abeyance pending disposition of that motion. The motion was granted in March 1996. Fast discovery was completed by the end June 1998. Expert discovery was completed by the end of 1998.

         Management believes that the lawsuit is without merit and intends to defend the action vigorously; however, the outcome cannot be determined.


ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS.

         None.


ITEM 5.           MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
                      STOCKHOLDER MATTERS.

Market Information

         The Company's Common Stock is listed and traded on the American Stock Exchange. Since November 12, 1997 the Common Stock has been quoted under stock symbol "GRI." Prior thereto it was quoted under the symbol "SLO." For the year ended November 29, 1998 and for the

Transition Period from March 3, 1997 to November 30, 1997, the quarterly high and low price range for such common stock is shown in the following tabulation.


                Fiscal Year Ended          Transition Period from March 3,
                November 29, 1998            1997 to November 30, 1997
                ---------------------        --------------------------
Quarter         High          Low            High                 Low
-----           -----         -------        -----                -----
First           2-3/8         1-11/16        3-1/8                2-1/4
Second          4-1/2         1-7/8          2-5/8                1-7/8
Third           3-13/16       2-7/8          2-11/16                  2
Fourth          2-13/16       2-3/16         Not applicable       Not applicable


         The approximate number of holders of record of the Company's Common Stock on February 25,1999 was 218. The Company believes that there are a significant number of shares of the Company's Common Stock held in street name and, consequently, the Company is unable to determine the actual number of beneficial owners.


Dividends

         The Company has never paid a cash dividend on its Common Stock and does not expect to pay a cash dividend in the near future.

ITEM 6.       SELECTED FINANCIAL DATA


                                                         39 Weeks
                                    Year Ended             Ended                                  Years Ended
                                   ------------         ------------        --------------------------------------------------------
                                   November 29,         November 30,            March 2,             March 3,           February 26,
                                       1998                 1997(1)              1997                  1996                 1995
                                  -------------        -------------        -------------        -------------        -------------
Sales .....................       $ 157,462,869        $  77,908,693        $ 104,168,864        $ 116,866,063        $ 116,862,727

Cost of sales .............          94,282,306           48,591,721           63,932,541           72,351,240           72,893,642

Gross profit ..............          63,180,563           29,316,972           40,236,323           44,514,823           43,969,085
Direct operating ..........
   expenses ...............          53,146,632           27,462,628           33,821,475           37,566,143           36,738,453
Corporate
    overhead ..............           4,742,810            3,983,280            6,207,930            6,405,593            8,269,408
Depreciation and
   amortization ...........           3,948,000            1,585,486            2,092,403            2,257,714            2,747,641
Bad debt expense ..........               --                   --                 113,242              222,878              277,952
(Net loss)/excess
    of expenses ...........            (288,339)          (3,714,422)          (1,998,727)          (1,937,505)          (4,064,369)
    over sales(2)


At End of Period
----------------
Total assets ..............          60,706,509           52,705,555           23,119,000           20,152,454           18,281,000
Long-term debt ............          21,649,942           12,662,910                 --                   --                   --
Total liabilities .........          46,293,432           38,035,533           20,014,000           17,620,539           16,822,000

--------
(1) Includes the operations of the Food Group only for the 36 week period from March 3, 1997 to November 9, 1997 and the operations of the combined Company from November 10, 1997 to November 30, 1997.

(2) The periods prior to the fiscal year ended November 29, 1998 include only the sales and expenses directly attributable to the Food Group for those stores transferred to the public company and do not include all items necessary for a statement of operations.

ITEM 7.          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                       RESULTS OF OPERATIONS.

Company Background

          The transition period from March 3, 1997 to November 30, 1997 (the "Transition Period") consisted of 39 weeks. The fiscal year ended November 29, 1998 consisted of 52 weeks.


Results of Operations (1998 Compared to Transition Period)

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

         As a result of the Merger being accounted for as a reverse acquisition, the Transition Period referred to in the following summary of the Results of Operation for the 39 week period encompasses the operation of the Food Group for 36 weeks, and the operations of the new combined companies for the 3 week post-Merger period November 10, 1997 - November 30, 1997. Therefore, the 15 stores owned by the Company prior to the Merger contributed to sales, gross margin and overhead for only 3 weeks.

The following table sets forth, as a percentage of sales, components of the Results of Operations:


                                           52 weeks ended       39 weeks ended
                                         November 29, 1998     November 30, 1997
                                         -----------------     -----------------
Sales ................................        100.0 %               100.0 %
Cost of sales ........................         59.9 %                62.4 %
                                              -------               -------
Gross profit .........................         40.1 %                37.6 %
Store operating, general and .........         34.0 %                35.3 %
administrative expense
Depreciation and amortization ........          2.5 %                 2.0 %
Non-store operating expense ..........          3.0 %                 5.1 %
                                              -------               -------
Operating profit/ (loss) .............          0.6 %                (4.8 %)
                                              =======               =======

         Sales for the 52 weeks ended November 29, 1998 were $157,462,869 as compared to sales for the 39 weeks ended November 30, 1997, on an annualized basis, of $103,878,260. The sales increase was mainly attributable to the 15 additional stores included in the entire 1998 period, one acquired store which opened in February 1998 and the results of the Company's remodeling program, which is continuing. Sales for the same 29 stores were

$100,797,076 for the 52 weeks ended November 29, 1998 as compared with annualized sales of $95,173,192 for the 39 weeks ended November 30, 1997, an increase of 5.6%.

         Gross profit as a percentage of sales was 40.12 % for the 52 week period ended November 29, 1998 as compared to 37.63 % for the 39 week period ended November 30, 1997. The 1998 period includes the results of the additional 15 Sloan's stores which traditionally achieved higher gross margins.

         Store operating, general and administrative expenses as a percentage of sales were 33.97 % for the 52 weeks ended November 29, 1998 as compared with
35.25 % for the 39 weeks ended November 30, 1997. The decrease in the 1998 period was mainly due to better cost controls resulting from the combining of the operations in the Merger.

         Nonstore operating expenses as a percentage of sales were 3.01 % for the 52 week period ended November 29, 1998 as compared to 5.11 % of sales for the 39 week period ended November 30, 1997. Administrative payroll and fringes were 2.06 % of sales for the 1998 period as compared with 3.15 % of sales for the 1997 period. The decrease was the result of a reduction in administrative personnel. General office expense as a percentage of sales decreased to 0.70 % for the 1998 period as compared to 1.59 % of sales for the 1997 period as a result of the continuing efficiencies from the combining of the operations. Professional fees were 0.15 % of sales for the 1998 period as compared to 0.36 % of sales for the 1997 period. The decrease was due to the reduced need for outside legal counsel in connection with litigation, real estate and general corporate matters. Corporate expenses were 0.10 % of sales for the 52 week period ended November 29, 1998. Corporate expenses are those expenses attributable only to a public company and as such were only applicable to the last 3 weeks of the 1997 period.


Results of Operation (Transition Period Compared to 1997)

The following table sets forth, as a percentage of sales, components of the Results of Operation:


                                              39 weeks ended      52 weeks ended
                                             November 30, 1997     March 2, 1997
                                             -----------------    --------------
Sales .....................................        100.0 %            100.0 %
Cost of sales .............................         62.4 %             61.4 %
                                                   -------            -------
Gross profit ..............................         37.6 %             38.6 %
Store operating, general and ..............         35.3 %             32.5 %
administrative expense
Depreciation and amortization .............          2.0 %              2.0 %
Non-store operating expense ...............          5.1 %              6.1 %
                                                   -------            -------
Operating loss ............................         (4.8 %)            (2.0 %)
                                                   =======            =======

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


Liquidity and Capital Resources

         On November 10, 1997, the Company completed its financial arrangements with a group of banks for a credit facility in the aggregate amount of $25,000,000. Under the credit agreement the Company obtained a term loan in the amount of $12,000,000 to refinance prior bank debt, an improvement term loan line of credit in the amount of $8,000,000 to finance capital improvements to its Supermarkets and a revolving line of credit in the amount of $5,000,000 to provide working capital. The $12,000,000 term loan matures on October 31, 2002. The improvement term loan line of credit and the revolving line of credit mature on October 31, 2002 and November 29, 1999, respectively, at which times all amounts outstanding thereunder are payable.

         Presently, the bank facilities are fully utilized and the Company is negotiating an increase in the credit facilities with its banks. There is no assurance that the Company will be able to negotiate such an increase on terms satisfactory to the Company. If the Company is unable to obtain its desired financing from its bank, the Company will seek increased financing from third party leasing companies and/or additional financing from the Company's principal shareholder and other sources.

         The Company has not incurred any material commitments for capital expenditures, although it anticipates spending approximately $10,000,000 on its store remodeling and expansion program in fiscal 1999. Such amount is subject to adjustment based on the availability of funds.

         Borrowings under the facility bear interest at a spread over either the prime rate of the bank acting as agent for the group of banks or a LIBOR rate, with the spread dependent on the ratio of the Company's funded debt to EBITDA ratio, as defined in the credit agreement. The average interest rate on amounts outstanding under the facility during the 52 weeks ended November 29, 1998 was
8.0 % per annum.

         The credit facility contains covenants, representations and events of default typical of credit facility agreements, including financial covenants which require the Company to meet, among other things, a minimum tangible net worth, debt service coverage ratios and fixed charge coverage ratios, and which limit transactions with affiliates. The facility is secured by equipment, inventories and accounts receivable. During fiscal 1998 the Company and the banks amended the credit facility to, among other things, modify certain of the financial covenants and extend the term of the revolving line of credit by one month until November 29, 1999.

         The Company has available approximately $4.0 million in third party leasing lines of credit to lease finance equipment for its store remodeling and expansion program.


Year 2000 Issue

         The Company has assesed its information technology ("IT") systems for the Year 2000 readiness and has given the highest priority to those IT systems it considers mission critical. The systems the Company considers mission critical are its store automation systems (including point of sale systems) and its computer systems at its main office which support these store systems.

         Management expects all in-store IT systems as well as the host support system located in the Company's main office will be certified by the original vendor as Year 2000 compliant by May 31, 1999. These systems were either Year 2000 compliant as installed or are being upgraded by the original vendors to a Year 2000 compliant status under the existing maintenance programs. No additional expense has or will be incurred by the Company to bring these systems in to Year 2000 compliance since any necessary changes are provided by the vendors under software maintenance programs.

         The Company has assessed its other IT systems, including accounting and payroll systems, deployed at its main office and its City Produce warehouse facility for Year 2000 compliance and has identified the steps necessary to ensure systems will be Year 2000 Compliant.

         The Company has developed and tested a methodology that will allow its existing software programs to be Year 2000 compliant by making minor changes to some of the existing programs. The existing data files need not be altered. The Company will perform application level review to identify processes that involve the input of output of a date. That program will require a minor modification (utilizing the already tested code), to make it Year 2000 compliant. These systems will then be tested to confirm that they function as expected. Some of the Company's hardware is not now Year 2000 compliant and the Company has budgeted for the replacement or modification of such hardware as necessary in the first half of 1999.

         The Company expects to spend $70,000 for hardware and will spend an additional $30,000 for software modifications and related expenses to ensure that these systems are compliant. The Company expects that the necessary funds for these expenditures will come from cash flow generated from its operations. All testing on these systems in expected to be completed by June 30, 1999 at which time it is expected that these systems will be Year 2000 compliant.

         The Company does not currently intend to hire an outside firm to independently verify that its systems are Year 2000 compliant.

         The Company has assessed the majority of its non-IT systems for Year 2000 readiness and has identified a small number of systems, including certain equipment at store level, which may not be Year 2000 ready. The Company is working with the vendor of these systems of identify the best approach. While these systems have an internal clock and date, the date is not necessary for the systems to be productive. Such systems could therefore continue to function as need and management does not anticipate that these systems will pose any significant Year 2000 problem or expense.

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

         The Company believes that its efforts will result in Year 2000 compliance. However, the impact on business operations of failure by the Company to achieve compliance of failure by external entities which the Company cannot control, such as vendors, to achieve compliance, could be material to the Company's consolidated results of operations.


ITEM 7A.          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
                  RISK.

                  Not applicable.

ITEM 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                                                                        Page No.
                                                                        --------
Report of independent certified public accountants                           F-1

Consolidated balance sheets of Gristede's Sloan's, Inc.
   and its subsidiaries as of November 29, 1998
   and November 30, 1997                                                     F-2

Consolidated Statements of Operations of Gristede's Sloans, Inc.
   and its subsidiaries for the fifty-two weeks ended
   November 29, 1998 and three weeks ended November 30, 1997                 F-4

Consolidated Statements of Sales and Expenses of Gristede's Sloan's, Inc.
   and its subsidiaries for the 36 weeks ended November 9, 1997,
   the 53 weeks ended March 2, 1997                                          F-5

Consolidated Statement of Stockholders' Equity of Gristede's Sloan's,
   Inc. and its subsidiaries for the fifty-two weeks ended
   November 29, 1998 and three weeks ended November 30, 1997                 F-6

Consolidated Statement of Cash Flows of Gristede's Sloan's, Inc.
   and its subsidiaries for the fifty-two weeks ended
   November 29, 1998 and three weeks ended November 30, 1997                 F-7

Notes to Financial Statements                                                F-8

Report of Independent Certified Public Accountants



Board of Directors of
  Gristede's Sloan's, Inc.
New York, New York

We have audited the accompanying consolidated balance sheets of Gristede's Sloan's, Inc. and subsidiaries as of November 29, 1998 and November 30, 1997, and the related consolidated statements of operations, stockholders' equity, and cash flows for the fifty two weeks and three weeks then ended respectively and the related statements of sales and expenses for the thirty six weeks ended November 9, 1997 and the fifty two weeks ended March 2, 1997 (see Note 1).

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

The accompanying statements of sales and expenses were prepared for the purpose of complying with the rules and regulations of the Securities and Exchange Commission, and are not intended to be a complete presentation of Gristede's Sloan's, Inc.'s results of operations for the period noted above.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, (i) the financial position of Gristede's Sloan's, Inc. and subsidiaries as of November 29, 1998 and November 30, 1997, and the results of their operations and their cash flows for the fifty two weeks and three weeks then ended, and (ii) the sales and expenses for the thirty six weeks and fifty two weeks ended November 9, 1997 and March 2, 1997, in conformity with generally accepted accounting principles.


/s/ BDO Seidman, LLP
--------------------
BDO Seidman, LLP

New York, NY

February 27, 1999

                            Gristede's Sloan's, Inc.
                                and Subsidiaries


                           Consolidated Balance Sheets


                                                                             November 29,      November 30,
                                                                                 1998              1997
                                                                              ----------       ----------
Assets
Current:
   Cash ..................................................................   $    53,794      $    88,970
   Accounts receivable - net of allowance for doubtful
   accounts of $ 0 and $300,000 ..........................................     5,091,174        5,110,026
   Inventories ...........................................................    18,425,802       16,221,465
   Prepaid expenses and other current assets .............................     1,320,931          914,544
   Notes receivable - current portion ....................................     1,032,203          584,912
                                                                              ----------       ----------
        Total current assets .............................................    25,923,904       22,919,917
                                                                              ----------       ----------
Property and equipment:
   Furniture, fixtures and equipment .....................................    14,610,788       13,393,803
   Capitalized equipment leases ..........................................     8,267,999        5,574,369
   Leasehold interests and improvements ..................................    34,388,652       30,296,510
                                                                              ----------       ----------
                                                                              57,267,439       49,264,682
   Less:  Accumulated depreciation and amortization ......................    25,716,915       23,567,986
                                                                              ----------       ----------
        Net property and equipment .......................................    31,550,524       25,696,696
                                                                              ----------       ----------
Due from affiliate .......................................................          --            351,778
                                                                              ----------       ----------
Deposits and other assets ................................................       719,429          717,429
                                                                              ----------       ----------
Deferred costs ...........................................................     1,968,859        1,515,004
                                                                              ----------       ----------
Notes receivable - noncurrent portion ....................................       543,793        1,504,731
                                                                              ----------       ----------
                                                                             $60,706,509      $52,705,555
                                                                              ==========       ==========

See accompanying notes to consolidated financial statements.


                            Gristede's Sloan's, Inc.
                                and Subsidiaries


                           Consolidated Balance Sheets


                                                                             November 29,            November 30,
                                                                                 1998                    1997
   Liabilities and Stockholders' Equity
   Current:
      Accounts payable, trade .........................................   $ 11,951,436          $ 15,671,962
      Accrued payroll, vacation and withholdings ......................      1,543,748             1,276,535
      Accrued expenses and other current liabilities ..................        896,716               947,395
      Note payable ....................................................        319,138                  --
      Capitalized lease obligation - current portion ..................        695,665               389,809
      Current portion of long-term debt ...............................      3,314,283             1,714,284
                                                                            ----------            ----------
           Total current liabilities ..................................     18,720,986            19,999,985
   Long-term debt - noncurrent portion ................................     18,663,935            11,285,716
   Due to affiliate ...................................................      4,031,394             4,000,000
   Deferred advertising ...............................................        248,654               378,654
   Capitalized lease obligation - noncurrent portion ..................      2,986,007             1,377,194
   Deferred rent ......................................................      1,673,850               993,984
                                                                            ----------            ----------
           Total liabilities ..........................................     46,324,826            38,035,533
                                                                            ----------            ----------
   Commitments and contingencies
   Stockholders' equity:
      Common stock, $0.02 par value - shares authorized
      25,000,000; outstanding 19,636,574 ..............................        392,732               392,732
      Additional paid-in capital ......................................     14,136,674            14,136,674
      Retained earnings (deficit) .....................................       (147,723)              140,616
                                                                            ----------            ----------
           Total stockholders' equity .................................     14,381,683            14,670,022
                                                                            ----------            ----------
                                                                          $ 60,706,509          $ 52,705,555
                                                                            ==========            ==========

See accompanying notes to consolidated financial statements.


                            Gristede's Sloan's, Inc.
                                and Subsidiaries


                      Consolidated Statements of Operations



                                                                                   52 weeks
                                                                                     ended                3 weeks ended
                                                                                  November 29,             November 30,
                                                                                     1998                      1997
                                                                                -------------             -------------
Sales ....................................................................      $ 157,462,869             $   9,225,123
Cost of sales ............................................................         94,282,306                 5,731,065
                                                                                -------------             -------------
        Gross profit .....................................................         63,180,563                 3,494,058
                                                                                -------------             -------------
Store operating, general and administrative expenses .....................         53,490,803                 2,754,563
                                                                                -------------             -------------
Depreciation and amortization                                                      3,948,000                    219,813

Nonstore operating expenses:

        Adminstrative payroll and fringes ................................          3,249,306                   166,539
        General office expense ...........................................          1,103,005                    86,588
        Professional fees ................................................            229,646                     7,975
        Corporate expense ................................................            160,853                     5,378
                                                                                -------------             -------------
Total non-store operating expenses .......................................          4,742,810                   266,480
                                                                                -------------             -------------
            Operating profit                                                          998,950                   253,202
Other income (expenses):

   Interest expense ......................................................         (1,832,036)                  (82,586)
   Interest income .......................................................            177,430                      --
   Other income ..........................................................            384,541                      --
                                                                                -------------             -------------
        Total other expenses .............................................         (1,270,065)                  (82,586)
                                                                                -------------             -------------
Loss/Income before provision
for income taxes .........................................................           (271,115)                  170,616
Provision for income taxes ...............................................             17,224                    30,000
                                                                                -------------             -------------
Net (loss) income ........................................................      $    (288,339)            $     140,616
                                                                                =============             =============
(Loss) Income per share of common stock basic and diluted ................      $        (.01)            $         .01
Weighted average common shares outstanding ...............................         19,636,574                19,636,574
==========================================================================      =============             =============


See accompanying notes to consolidated financial statements.


                            Gristede's Sloan's, Inc.
                                and Subsidiaries


                  Consolidated Statements of Sales and Expenses



                                             36 weeks ended       52 weeks ended
                                            November 9, 1997      March 2, 1997
==========================================   =============        =============
   Sales .................................   $  68,683,570        $ 104,168,864
   Cost of sales .........................      42,860,656           63,932,541
==========================================   =============        =============
        Gross profit .....................      25,822,914           40,236,323
   Direct operating expenses .............      24,708,065           33,821,475
                                             -------------        -------------
                                                 1,114,849            6,414,848
   Corporate overhead ....................       3,716,800            6,207,930
                                             -------------        -------------
                                                (2,601,951)             206,918
   Depreciation and amortization .........       1,365,673            2,092,403
   Bad debt expense ......................            --                113,242
                                             -------------        -------------
   Excess of expenses over sales .........   $  (3,967,624)       $  (1,998,727)
==========================================   =============        =============

See accompanying notes to consolidated financial statements.

                            Gristede's Sloan's, Inc.
                                and Subsidiaries


                 Consolidated Statements of Stockholders' Equity


Fifty two weeks ended November 29, 1998 and three weeks ended November 30, 1997


                                                            Common stock
                                                     -----------------------------      Additional       Retained           Total
                                                       Number of                          paid-in        earnings      Stockholders'
                                                        shares           Amount           capital        (Deficit)         equity
=================================================    ============     ============     ============    ============    ============
   Balance, November 10, 1997 ...................            --       $       --       $       --      $       --      $       --
   To reflect acquisition of Sloan's
   Supermarket, Inc. -
   Recapitalization (Note 1) ....................      19,636,574          392,732       14,136,674                      14,529,406
   Net Income ...................................         140,616          140,616
                                                     ------------     ------------     ------------    ------------    ------------
   Balance, November 30, 1997 ...................      19,636,574          392,732       14,136,674         140,616      14,670,022

Net Loss ........................................                                                          (288,339)       (288,339)
                                                     ------------     ------------     ------------    ------------    ------------
Balance November 29, 1998 .......................      19,636,574     $    392,732     $ 14,136,674    $   (147,723)   $ 14,381,683
=================================================    ============     ============     ============    ============    ============


See accompanying notes to consolidated financial statements.


                             Gristede's Sloans, Inc.
                                and Subsidiaries


                      Consolidated Statements of Cash Flows



                                                                          52 weeks ended          3 weeks ended
                                                                         November 29, 1998      November 30, 1999
======================================================================== =================      =================
Cash flows from operating activities:
   Net income/(loss) ...................................................   $   (288,339)          $    140,616
   Adjustments to reconcile net income to net cash used in
   operating activities:
        Depreciation and amortization ..................................      3,948,000                219,813
        Changes in operating assets and liabilities, net of
        effect from acquisition of supermarkets:
             Accounts receivable .......................................         18,852               (421,106)
             Inventories ...............................................     (2,204,337)              (209,130)
             Prepaid expenses and other current assets .................       (406,387)               442,666
             Notes receivable ..........................................        513,647                 23,433
             Receivable from officer ...................................        351,778                 (1,113)
             Other assets ..............................................       (455,855)              (399,092)
             Accounts payable, trade ...................................     (3,720,527)            (6,529,099)
             Accrued payroll, vacation and withholdings ................        267,213                397,894
             Accrued expenses and other current liabilities ............        (50,679)               270,334
             Deferred rent .............................................        678,866                 34,503
             Other credits .............................................       (130,000)               378,654
              Closed stores expense ....................................        165,958                   --

                Net cash used in operating activities ..................     (1,311,810)            (5,651,627)
                                                                           ------------           ------------
Cash flows from investing activities:
   Capital expenditures - net ..........................................     (9,966,786)              (362,987)
                                                                           ------------           ------------
                Net cash used in investing activities ..................     (9,966,786)              (362,987)
                                                                           ------------           ------------
Cash flows from financing activities:
   Repayments of bank loans ............................................     (2,290,388)            (7,100,000)
   Repayments Capitalized lease obligations ............................       (581,043)                (7,665)
   Proceeds from bank loans ............................................     11,619,138             13,000,000
   Proceeds from Capitalized lease obligations .........................      2,495,713                   --
                                                                           ------------           ------------
               Net cash provided by financing activities ...............     11,243,420              5,892,335
                                                                           ------------           ------------
               Net decrease in cash ....................................        (35,176)              (122,279)
Cash, beginning of period ..............................................         88,970                211,249
                                                                           ------------           ------------
Cash, end of period ....................................................   $     53,794           $     88,970
========================================================================   ============           ============
Supplemental disclosures of cash flow information:
   Cash paid for interest ..............................................   $  1,757,036           $     21,792
   Cash paid for taxes .................................................         85,056                  1,500
========================================================================   ============           ============


See accompanying notes to consolidated financial statements.


                            Gristede's Sloan's, Inc.
                                and Subsidiaries


                   Notes to Consolidated Financial Statements



1.   Business and Basis of    On November 4, 1997,  Sloan's  Supermarkets,  Inc.
     Presentation             ("Sloan's")   changed   its  name  to   Gristede's
                              Sloan's,   Inc.  ("GRI"  or  the  "Company").   On
                              November 10, 1997,  GRI acquired  certain  assets,
                              net of liabilities of 29 selected supermarkets and
                              a  wholesale   distribution  business  ("The  Food
                              Group") controlled by Mr. John Catsimatidis, a 37%
                              shareholder of GRI. The  transaction was accounted
                              for as the  acquisition  of  Sloan's  by The  Food
                              Group pursuant to Emerging Issues Task Force 90-13
                              as a result of The Food Group obtaining control of
                              Sloan's  after the  transaction.  The  assets  and
                              liabilities of The Food Group (the "Acquiror") are
                              recorded at their historical cost.  Sloan's assets
                              and liabilities  were recorded at their fair value
                              to the  extent  acquired.  Consideration  for  the
                              transaction   was   based  on  an   aggregate   of
                              $36,000,000 in market value of the Company's common stock and the assumption of $4,000,000 of liabilities. 16,504,298 shares of common stock were issued on the date of the acquisition based on a market price of $2.18 per share.

                              The accompanying statement of operations for the 52 weeks ended November 29, 1998 and for the three weeks ended November 30, 1997 represents the consolidated operations of The Food Group and GRI. Retained earnings at November 30, 1997 represent the cumulative net operating results for both The Food Group and GRI from November 10, 1997 (the date the acquisition was consummated) to November 30, 1997.

                            Gristede's Sloan's, Inc.
                                and Subsidiaries


                   Notes to Consolidated Financial Statements


                              The Food Group's financial statements, rather than complete financial statements, are presented for periods prior to November 9, 1997 because the business acquired consisted of only certain net assets of the stores and there are certain assets of The Food Group that were not acquired. Accordingly, the statements present only the the sales and expenses directly attributable to The Food Group. The financial statements consist of a historical consistent comparison of the operating results only of those stores transferred to the public company. The entities owning The Food Group (the "Group"), in addition to owning the above stores, also have other operations included within its consolidated group. Corporate overhead costs for the entire Group are allocated to the Group's respective operations, including The Food Group. Corporate overhead included in the accompanying statements of sales and expenses include identified overhead costs for payroll and other directly attributable overhead costs pertaining to the retail stores owned by the Group which also includes costs incurred for selected stores not being sold. No tax benefit has been recognized due to the fact that the losses remain with the corporate parent of The Food Group.

2.   Summary of Significant
     Accounting Policies      PRINCIPLES OF CONSOLIDATION

                              The consolidated financial statements include the accounts of Gristede's Sloan's, Inc. and its wholly-owned subsidiaries. All material intercompany accounts and transactions have been eliminated in consolidation.

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

                            Gristede's Sloan's, Inc.
                                and Subsidiaries


                   Notes to Consolidated Financial Statements


                              PROPERTY AND EQUIPMENT

                              Depreciation of furniture, fixtures and equipment is computed by the straight-line method over the estimated useful lives of the assets, with lives ranging from seven to ten years. Leasehold improvements are amortized over the shorter of their estimated useful lives or the lease term by the straight-line method.

                              As of November 30, 1997 the Company recorded approximately $4.3 million to leasehold rights on the consummation of the acquisition discussed in
                              Note 1 due to favorable leasing terms. The leasehold rights are amortized over the ten year life of the individual store leases by the straight-line method.

                              LEASES

                              The Company charges the cost of operating lease payments and beneficial leaseholds to operations on a straight-line basis over the lives of the leases.

                              DEFERRED ADVERTISING

                              Advertising rebates and space allocation allowances are deferred and recognized in income over the period of the agreement, generally up to three years.

                              ADVERTISING EXPENSE

                              The Company expenses advertisement costs when the advertisement is first shown.

                              DEFERRED COSTS

                              Deferred costs consist of a noncompete agreement, acquisition and financing costs; and are amortized on a straight-line basis over five to ten years.

                            Gristede's Sloan's, Inc.
                                and Subsidiaries


                   Notes to Consolidated Financial Statements


                              INCOME TAX

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

                              The Company will not recognize gain or loss as a result of the completion of the transactions set forth in the merger agreement between The Food Group and the Company. The Company believes that it underwent an "Ownership Change" within the meaning of Section 382 of the Internal Revenue Code of 1986, as amended, as a future consequence of the transaction. As a result, the Company's ability to offset its net operating loss carryforwards against income earned after the transaction will be limited. (As of November 29, 1998, the Company had net operating loss carryforwards of approximately $3,000,000). Thus, the transaction could result in taxation of some future Company income that, absent the transaction, might have been offset by net operating loss carryforwards.

                              USE OF ESTIMATES

                              The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts of assets, liabilities, income and expense and disclosures of contingencies. Future events could alter such estimates.

                            Gristede's Sloan's, Inc.
                                and Subsidiaries


                   Notes to Consolidated Financial Statements


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

                              FAIR VALUE OF FINANCIAL INSTRUMENTS

                              SFAS No. 107, "Disclosure About Instruments" requires companies to disclose the fair value of financial instruments. The carrying values of cash and cash equivalents, accounts receivable and accounts payable reported in the accompanying consolidated balance sheets approximate fair value due to the short-term maturities of these assets.

                              The fair value of long-term debt, consisting of the term loans and revolving loan payable as of November 29, 1998 and November 30, 1997, approximates the recorded book values because of the fluctuating interest rates. It was not practical to determine the fair value of the amount due to affiliate, because of the uncertain repayment terms.

                            Gristede's Sloan's, Inc.
                                and Subsidiaries


                   Notes to Consolidated Financial Statements


                              LONG-LIVED ASSETS

                              During 1995, SFAS No. 121, "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to Be Disposed Of", was issued. SFAS 121 requires the Company to review long-lived assets and certain identifiable assets related to those assets for impairment whenever circumstances and situations change such that there is an indication that the carrying amounts may not be recoverable. If the undiscounted future cash flows of the enterprise are less than their carrying amounts, their carrying amounts are reduced to fair value and an impairment loss is recognized. No impairment losses have been necessary through November 29, 1998.

                              INCOME/(LOSS) PER SHARE

                              The Company adopted SFAS No. 128, "Earnings Per Share," ("EPS") which requires a presentation of basic EPS and diluted EPS. Basic EPS excludes dilution and is computed by dividing earning available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS assumes conversion of convertible debt and the issuance of common stock for all other potentially dilutive equivalent shares outstanding. Diluted EPS is not shown since it is anti-dilutive.

                              RECENT ACCOUNTING PRONOUNCEMENTS

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


                   Notes to Consolidated Financial Statements


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

                              SFAS No. 133 "Accounting for Derivatives Instrument and Hedging Activities" establishes accounting and reporting standards for derivative instruments. The Company has not in the past nor does it anticipant, that it will engage in transactions involving derivative instruments which will impact the financial statements.

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

                            Gristede's Sloan's, Inc.
                                and Subsidiaries


                   Notes to Consolidated Financial Statements


3.   Acquisition of The Food
     Group
                              As discussed in Note 1, the following table reflects unaudited pro forma combined results of operations of Sloan's and The Food Group on the basis that the acquisition had taken place at the beginning of the 1997 fiscal year for each of the periods presented.


                               36 weeks ended             52 weeks ended
                              November 9, 1997            March 2, 1997
========================  ========================= ==========================
  Revenues                      $101,157,570               $150,721,403
  Operating income                 1,679,004                 11,085,809
========================  ========================= ==========================

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

                            Gristede's Sloan's, Inc.
                                and Subsidiaries


                   Notes to Consolidated Financial Statements


4.   Related  Party
     Transactions             (a) On  February  6,  1998 the  Company  purchased
                              substantially   all  of  the  assets  and  assumed
                              certain  of  the   liabilities  of  a  supermarket
                              located at 1644 York  Avenue,  New York,  New York
                              owned  by  a   corporation   controlled   by  John
                              Catsimatidis.  The acquisition was recorded at its
                              book value of approximately $31,000, subject to an
                              appraisal.  The purchase  price is to be the value
                              of the  supermarket  based upon an appraisal to be
                              conducted  by a firm  selected by a  committee  of
                              independent  directors  of the  Company  less  the
                              amount  of  certain  liabilities  assumed  by  the
                              Company.  The  appraisal  will be based on,  among
                              other things, a review of the operating  statement
                              of the supermarket for the period from February 6,
                              1998 to a date no earlier  than  January 31, 1999.
                              The purchase  price will be subject to  adjustment
                              to the  extent  that  the  acquired  inventory  is
                              greater or less than the sum of trade  payable and
                              liabilities  for  employee  vacation  and sick pay
                              that  have  been  assumed  by  the  Company.   The
                              purchase price will be paid at such time and by such method as shall be recommended by a committee of the independent directors of the Company and approved by the Board of Directors of the Company, John Catsimatidis abstaining.

                              (b) The Company had advanced funds to a company owned by the Chairman of the Board who is also the principal stockholder of the Company. As of November 30, 1997, the Company was owed approximately $352,000, including $148,000 of accrued interest. Such advances bear interest at prime plus 1.25% per annum (9.75% at November 30, 1997). During the 1998 fiscal year these advances were fully repaid.

                              (c) The Company and The Food Group allocate volume, advertising and other rebates. Rebates, whether allocated or directly attributed to the Company, are recorded as reductions to cost of sales or advertising expense over the life of the related agreement. Rebates recorded as reductions to expenses approximated $ 4.8 million, $0.4 million, $1.5 million and $3.2 million for the 52 weeks ended November 29, 1998, the 3 weeks ended November 30, 1997 the 36 weeks ended November 9, 1997 and the fiscal ended March 2, 1997, respectively.

                            Gristede's Sloan's, Inc.
                                and Subsidiaries


                   Notes to Consolidated Financial Statements


                              (d) Prior to the merger, Red Apple Management Inc., a company wholly owned by John Catsimatidis, provided certain payroll, related employee benefit services and office services for The Food Group. Such services included accounting, merchandising, human resources, maintenance, executive salaries and employee benefits. During the 36 weeks ended November 9, 1997 and the fiscal year ended 1997, the Company incurred approximately, $2.7 million and $3.8 million, respectively. These services ended on November 9, 1997.

                              (e) Newspaper advertising for the Company is frequently pooled with advertising for other supermarkets which are not owned by the Company. In such cases, the Company pays a proportionate share of such advertising expenses based upon its number of Supermarkets covered in the advertisements. Such amounts allocated to the Company approximated, $388,000 and $319,000 during the 36 weeks ended November 9, 1997 and the fiscal years ended March 2, 1997, respectively. These services ended on November 9, 1997.

                              (f) Under a Management Agreement, dated November 10, 1997 (the "Management Agreement"), Namdor Inc., a subsidiary of the Company, performs consulting and managerial services for three supermarkets owned by corporations controlled by John Catsimatidis. In consideration of such services, Namdor Inc. is entitled to receive on a quarterly basis a cash payment of one and one-quarter (1.25%) percent of all sales of inventory and merchandise made at or from the managed supermarkets. During the fiscal year ended November 29, 1998 management fee income was $ 119,000.

                              (g) MCV Advertising Associates Inc. a company 85% owned by John Catsimatidis provides advertising services to the Company. For the year ended November 29, 1998 the costs incurred were $ 1,072,544.

                            Gristede's Sloan's, Inc.
                                and Subsidiaries


                   Notes to Consolidated Financial Statements


                              (h) Mr. John Catsimatidis issued each year a limited $ 1,000,000 guarantee of the collection of all accounts receivable. Futhermore, Mr. Catsimatidis has agreed not to permit the level of the Company's liability due to the affiliate to fall below $ 1,000,000, prior to the issuance of the fiscal year ended November 29, 1999 audited financial statements.

                              (i) Wolf, Block, Schorr and Solis Cohen, LLP,. a law firm of which a director of the Company is a member, charged the Company $219,035, $-0-, $341,000 and, $194,000 in fees for rendering legal services to the Company during the 52 weeks ended November 29, 1998, 3 weeks ended November 30, 1997, 36 weeks ended November 9, 1997 and the fiscal year ended March 2, 1997, respectively.


                              Capitalized Lease Obligations Due to Affiliate

                              (j) Certain stores have entered into capital and operating leases with an affiliate, C & S Acquisition Corp, (formerly Red Apple Leasing,
                              Inc). (a company wholly owned by John Catsimatidis). Such leases are primarily for store operating equipment. Obligations under capital leases at November 29, 1998 and November 30, 1997 were $821,305 and $1,206,932 respectively and require monthly payments of $35,114 through March 1, 2001. Obligations under operating leases at March 2, 1997 require 84 payments of $14,594. Obligations under operating leases at June 2, 1997 and September 1, 1997 require 60 monthly payments of $10,783 and $16,297, respectively.


                              Notes Receivable

                              During 1994, the Company sold two stores. Pursuant to the United States Federal Trade Commission settlement agreement (see Note 12), the Company also sold four stores during 1996 and 1997. At the time of the sale, the Company accepted a note receivable on each store. These notes bear interest at rates of 8.5% to 10% and have terms of 4 to 6 years.

                            Gristede's Sloan's, Inc.
                                and Subsidiaries


                   Notes to Consolidated Financial Statements



5.   Deferred Costs           At November 29, 1998 and November 30, 1997


                                                                                                     Amortization
                                                                       1998           1997             period
                                                                   -----------    -----------        -----------
                              Acquisition costs ................   $ 1,315,119    $   834,316        5 years
                              Non-compete covenants ............       790,316        790,316        10 years
                              Debt costs .......................       559,215        254,528        5-10 years
                              Other ............................       129,848        122,263        5-11 years
                              Accumulated amortization .........      (825,639)      (486,419)
                              ------------------------------------   -----------    -----------      -----------
                              Net deferred costs .................   $ 1,968,859      1,515,004
                              ====================================   ===========    ===========      ===========



6.   Due to Affiliate         Amounts  due  to  affiliate,   United  Acquisition
                              Corp.,   a   corporation   wholly  owned  by  John
                              Catsimatidis,  represent liabilities in connection
                              with the  consummation  of the merger as discussed
                              in Note 1. The  affiliate has agreed not to demand
                              payment of these  liabilities  in the next  fiscal
                              year.   Accordingly,   the   liability   has  been
                              classified as noncurrent. As of November 29, 1998,
                              $ 3 million  of the amount  due to  affiliate  was
                              subordinated   to   the   Company's   banks.   The
                              Subordination  Agreement  expired on November  30,
                              1998. The liability does not bear interest.


7.   Commitments and
     Contingencies            The   Company   operates   primarily   in   leased
                              facilities, under noncancelable operating leases expiring at various dates through 2018. Certain leases provide for contingent rents (based upon store sales exceeding stipulated amounts or on the Consumer Price Index), escalation clauses and renewal options ranging from five to fifteen years. The Company is obligated under all leases to pay for taxes, insurance and common area maintenance expenses.

                              Rent expense under noncancelable operating leases, including leases with related parties for the fiscal periods ended November 29, 1998, November 30, 1997, November 9, 1997 and March 2, 1997,
                              respectively, is as follows:

                            Gristede's Sloan's, Inc.
                                and Subsidiaries


                   Notes to Consolidated Financial Statements



                                                                                     36 weeks
                                               52 weeks ended   3 weeks ended         ended
                                                   November      November 30,      November 9,   52 weeks ended
                                                   29, 1998          1997             1997        March 2, 1997
                              ==============      ==========      ==========       ==========      ==========
                              Base rents          $9,108,164      $  450,460       $4,026,056      $4,952,840

                              Contingent rents          --              --            (18,169)         21,461
                                                  ----------      ----------       ----------      ----------
                              Rent expense        $9,108,164      $  450,460       $4,007,887      $4,974,301
                              ==============      ==========      ==========       ==========      ==========



                              Related party rent expense was $675,750, $51,823, $446,760 and $267,000 for the 52 weeks ended
                              November 29, 1998, 3 weeks ended November 30, 1997, 36 weeks ended November 9, 1997 and the fiscal year ended March 2, 1997, respectively.

                              Future    minimum    lease    commitments    under
                              noncancelable leases as of November 29, 1998 are:


                              Fiscal year ending
                              =========================================
                                1999                        $ 9,218,000
                                2000                          9,411,000
                                2001                          8,635,000
                                2002                          8,077,000
                                2003                          7,332,000
                                Thereafter                   53,629,000
                                                             ----------
                                                           $ 96,302,000
                              =========================================

                              In addition to related party capital leases (Note 4(f)), the Company has other capital equipment leases. The net book value of all assets under capital leases at November 29, 1998 is approximately $3.8 million.

                            Gristede's Sloan's, Inc.
                                and Subsidiaries


                   Notes to Consolidated Financial Statements


                              The  Future  net  minimum  lease   payments  under
                              capital leases are as follows:


                              Fiscal year ending
                              =================================================
                              1999                                  $ 1,044,414
                              2000                                    1,044,415
                              2001                                      728,385
                              2002                                      623,042
                              2003                                      605,329
                              Thereafter                                504,086
                                                                      ---------
                                                                      4,549,671
                              Less: Amount representing interest        868,000
                                                                      ---------
                              Present value of
                                 net minimum lease payments           3,681,671
                              Due within one year                       695,664
                                                                      ---------
                              Total                                 $ 2,986,007
                              =================================================


8.   Income Taxes             Deferred  tax  expense or benefit is the change in
                              the computed tax asset or liability balance. As of
                              November 29, 1998,  the Company had total deferred
                              tax assets of  approximately  $3,200,000  of which
                              approximately   $1,200,000   is   related  to  net
                              operating loss  carryforwards  which are available
                              to  offset  income  earned in  future  years,  and
                              approximately  $2,000,000 relates to the different
                              tax and book bases of  leasehold  rights.  The net
                              deferred  tax  assets at  November  29,  1998 were
                              offset by valuation allowances of an equal amount.
                              Accordingly,   no  deferred   income   taxes  were
                              recognized  in  any of the  periods.  The  Company
                              believes that it underwent an  "Ownership  change"
                              within the meaning of section 382 of the  Internal
                              Revenue  Code of 1986 and as a future  consequence
                              of the transaction the company's ability to offset
                              its  net  operating  loss  carryforwards   against
                              income  earned  after  the   transaction   may  be
                              limited.   If  any  of  the  net  operating   loss
                              carryforwards, is realized any tax benefit will be credited to additional paid-in-capital.

                            Gristede's Sloan's, Inc.
                                and Subsidiaries


                   Notes to Consolidated Financial Statements


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

                            Gristede's Sloan's, Inc.
                                and Subsidiaries


                   Notes to Consolidated Financial Statements

                              Long-term debt at November 29, 1998 and November 30, 1997 consists of the following:


  November 29, 1998                                                                            Nov. 29, 1998           Nov. 30, 1997
==================================================================================             =============           =============
   Term loan payable to banks due October 31, 2002
   Interest on prime-based loans is payable monthly
   in arears and interest on LIBOR-based loans is
   payable at the end applicable interest period;
   payable in 59 monthly installments of $142,857
   beginning December 1, 1997 with the 60th such
   installment being the then outstanding principal amount .......................              $10,285,716              $12,000,000

   Revolving loan payable to bank, due November 29,
   1999.  Interest on prime-based loans is payable monthly
   in arears and interest on LIBOR-based loans is
   payable at the end applicable interest period .................................                5,000,000                1,000,000

   Improvement term loan payable to banks due
   October 31, 2002.  Interest on prime-based loans
   is payable monthly in arears and interest on
   LIBOR-based loans is payable at the end applicable
   interest period; principal is payable in monthly
   installments of $133,333 with the then out standing
   principal amount payable as the last installment ..............................                6,692,502                1,000,000
                                                                                                 ----------               ----------
                                                                                                 21,987,218               13,000,000
   Less: Current portion .........................................................                3,314,283                1,714,284
                                                                                                 ----------               ----------
                                                                                                $18,663,935              $11,285,716
                                                                                                ===========              ===========



                              Interest on prime-based loans is payable monthly in arrears and interest on LIBOR-based loans is payable at the end of the applicable interest period.

                              During the year ended November 29, 1998 the interest rates ranged from 7.72% to 8.28% on the LIBOR-based loans and from 8.50% to 9.25% on the prime-based loans.

                              During the three weeks ended November 30, 1997, the interest rate was 9.25% (collateralized by certain assets of the Company, including receivables, inventory, and store equipment)

                              The loans are collateralized by certain assets of the Company, including receivables, inventory and store equipment.

                            Gristede's Sloan's, Inc.
                                and Subsidiaries


                   Notes to Consolidated Financial Statements


                              Principal maturities of long-term debt as of November 29, 1998:


                                Fiscal year ending
                              ===========================================
                                1999                         $  3,314,283
                                2000                            8,314,283
                                2001                            3,314,283
                                2002                            7,035,369
                                                             ------------
                                                             $ 21,978,218
                              ===========================================


10.  Retirement Plans         The  Company   participates   in  various  defined
                              contribution  multi-  employer union pension plans
                              which are  administered  jointly by management and
                              union representatives and which sponsor most full-
                              time and certain  part-time union  employees.  The
                              pension  expense  for  these  plans   approximated
                              $786,000,  $153,000,  $369,000 and $697,000 in the
                              52 weeks  ended  November  29,  1998,  the 3 weeks
                              ended  November 30, 1997, 36 weeks ended  November
                              9, 1997,  and the fiscal year ended March 2, 1997,
                              respectively.  The Company  could,  under  certain
                              circumstances,   be  liable  for  unfunded  vested
                              benefits or other expenses of jointly administered union/management plans.

11.  Stock Option Plans       The  following  stock  option  plans were  carried
                              forward by The Food Group from Sloan's:

                              On October 7, 1994, the Company granted the Chairman a non-qualified stock option to purchase an aggregate of 275,000 shares of common stock at a price of $3.75 per share (the fair market value at that date).

                              On August 12, 1996, the Company granted the Chairman a non-qualified stock option to purchase an aggregate of 250,000 shares of common stock at a price of $2.875 per share.

                            Gristede's Sloan's, Inc.
                                and Subsidiaries


                   Notes to Consolidated Financial Statements


                              The Company currently has one incentive grant and five nonqualified grants under which stock options may be granted to officers, directors and key employees of the Company - the 1994 Employee Incentive Grant (the "1994 Grant"), the 1994 Nonqualified Grant (the "1994 NQ Grant"), the 1995 Chairman's Nonqualified Options (the "Chairman's Grant"), the 1994 Director's Nonqualified Grant (the "Directors' Grant"), the 1994 Nonqualified Recruitment Grant (the "1994 Recruitment Grant") and the 1998 stock option plan("The 1998 Plan"). The options to purchase shares of common stock generally are issued at fair market value on the date of the grant, begin vesting on the date of the grant, and expire ten years from issuance and are conditioned upon continual employment during the vesting period.

                              Under the 1994 Grant, the 1994 NQ Grant and The 1998 Plan, the Company granted options to purchase up to 100,000, 35,000, and 500,000 shares of common stock, respectively.

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

                              The accounting provisions of SFAS No. 123 did not have an effect on the Company's earnings per share and thus have not been presented.

                            Gristede's Sloan's, Inc.
                                and Subsidiaries


                   Notes to Consolidated Financial Statements



                              A summary of the status of the Company's stock option plans is presented below:



                                                                                         Weighted Average
                                                                           Shares         Exercise Price
                              ===================================         ========       ================
                              Balance, March 3, 1996                       464,000             4.27
                                  Granted                                     --                --
                                  Exercised                                   --                --
                                  Forfeited                                 (8,000)            5.63
                              Balance, March 2, 1997                       456,000             4.24
                                  Granted                                  325,000             3.36
                                  Exercised                                   --                --
                                  Forfeited                                 (1,000)            5.63
                              Balance, November 9, 1997                    780,000             3.87
                                  Granted                                     --                --
                                  Exercised                                   --                --
                                  Forfeited                                   --                --
                              Balance, November 30, 1997                   780,000             3.87
                                  Granted                                  500,000             2.63
                                  Exercised                                   --                --
                                  Forfeited                                 20,000             2.63
                                Balance, November 29, 1998               1,260,000             3.37
                              ===================================         ========             ====


                              Options  exercisable  as of November  29, 1998 and
                              November   30,  1997  were  760,000  and  773,400,
                              respectively.

                              All options prior to November 10, 1997 were assumed from Sloan's by the Company.

                            Gristede's Sloan's, Inc.
                                and Subsidiaries


                   Notes to Consolidated Financial Statements


                              The following table  summarizes  information as of
                              November  29,  1998  concerning   outstanding  and
                              exercisable options:


                                                        Options Outstanding                        Options Exercisable
                                                ------------------------------------------    ----------------------------
                                                                 Weighted
                                                                  Average       Weighted                         Weighted
                                                                 Remaining       Average                          Average
                                 Range of           Number      Contractual     Exercise         Number          Exercise
                              exercise prices    Outstanding       Life          Price         Exercisable        Price
                              ===============   =============   ============   ===========    =============   ============
                                        $3.75         275,000           4.94         $3.75          275,000          $3.75
                                         5.63          26,000           5.06          5.63           26,000           5.63
                                         5.63          82,000           5.06          5.63           82,000           5.63
                                         3.81          30,000           5.95          3.81           30,000           3.81
                                         3.81          22,000            .94          3.81           26,400           3.81
                                         2.87         250,000           8.75          2.87          250,000           2.87
                                         5.00          75,000           3.75          5.00           75,000           5.00
                                         2.63         500,000           9.5           2.63                0           2.63
                              ---------------   -------------   ------------   -----------    -------------   ------------
                                    2.87-5.63       1,260,000           7.40          3.37          760,000           3.84
                              ===============   =============   ============   ===========    =============   ============



12.  Litigation               In June 1994,  the  United  States  Federal  Trade
                              Commission   (the  "FTC")   commenced   an  action
                              alleging that certain acquisitions  consummated by
                              Mr. John Catsimatidis, the Company and three other
                              entities (the "Red Apple entities")  controlled by
                              Mr.  Catsimatidis,  including  corporations  which
                              presently    own    the     acquisition     stores
                              (collectively,  the  "companies")  of  32  Sloan's
                              supermarkets   between  1991  and  1993   violated
                              Federal  antitrust  laws because the effect of the
                              acquisitions  might  be  substantially  to  lessen
                              competition   among   supermarkets   within   four
                              Manhattan residential neighborhoods. The complaint indicated that the FTC could seek divestiture of up to ten supermarkets owned by the companies.

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

                            Gristede's Sloan's, Inc.
                                and Subsidiaries


                   Notes to Consolidated Financial Statements


                              A settlement of FTC claims based on the companies' failure to divest supermarkets pursuant to the Order was agreed to, pursuant to which $600,000 was paid to the FTC. The $600,000 payment was not borne by The Food Group or Sloan's.

                              The companies may at times be involved in various legal proceedings which are routine and incidental to the conduct of its business. The companies do not believe that any current litigation, either individually or in the aggregate, could have a material adverse effect on the financial condition or results of operations of the companies.

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

                              In June 1995, Plaintiff filed a motion for class certification, and discovery was held in abeyance pending disposition of that motion. The motion was granted in March 1996. Discovery was completed in December 1998. Management believes that the lawsuit is without merit and intends to vigorously defend the action; however, the outcome cannot be determined.

                                    PART III

Item 9            CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                    ACCOUNTING AND FINANCIAL DISCLOSURE.

None.


Item 10.          DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

Set forth below is certain information as of February 25, 1999 with respect to all directors and executive officers of the Company.


                                            Position with the Company or
                        Director             Other Principal Occupation
Name and Age             Since                 for the Past Five Years
------------             -----              -----------------------------

John A. Catsimatidis    1988(1)     Chairman of the Board,  President  and Chief
      (50)                          Executive  Officer of the Company since July
                                    28, 1988; Treasurer of the Company from July
                                    28, 1988 to March 17,  1998;  President  and
                                    Chief Executive  Officer of Red Apple Group,
                                    Inc.   (holding   company  for   supermarket
                                    chains) and  Chairman of the Board and Chief
                                    Executive  Officer  and  Director  of United
                                    Refining  Company (a refiner and retailer of
                                    petroleum   products)  for  more  than  five
                                    years; Director of News Communications Inc., a public company whose stock is traded over-the-counter, since December 4, 1991.

Martin R. Bring         1988        Member  of the  law  firm  of  Wolf,  Block,
      (56)                          Schorr and  Solis-Cohen  LLP, New York, N.Y.
                                    and predecessor firm for more than five years.

Frederick Selby         1978        Chairman   of   Selby    Capital    Partners
      (61)                          (acquisition  and  sale of  privately  owned
                                    firms and divisions of public companies) for more than five years.

Kishore Lall            1997        Director of the Company since October, 1997;
      (51)                          consultant  to Red Apple  Group,  Inc.  from
                                    January  1997  to  October   1997;   private
                                    investor  from June 1994 to  December  1996;
                                    Senior Vice President and Head of Commercial
                                    Banking ABN AMRO Bank,  New York branch from
                                    January 1991 until May 1994.

--------

(1) Mr. Catsimatidis also served as a director of the Company from November 4, 1986 to November 27, 1987.

                                            Position with the Company or
                        Director             Other Principal Occupation
Name and Age             Since                 for the Past Five Years
------------             -----              -----------------------------

Dennis E. Berberich     1998        Independent  consultant.  Prior to  January,
      (60)                          1999,   President  of  Canada  Dry  Bottling
                                    Company of New York, a privately held soft drink distributor, for more than ten years prior thereto.

Martin Steinberg        1998        Independent  consultant.  Mr Steinberg  also
      (65)                          served as a director of the Company from May
                                    1974 to January 1991.

Stuart Spivak            --         Executive Vice President and Chief Financial
      (62)                          Officer of the Company since March 17, 1998;
                                    Chief Financial Officer of the Food Group for more than ten years prior thereto.

Michael Seltzer          --         Vice  President and Secretary of the Company
      (49)                          since March 17,  1998;  Vice  President  and
                                    Controller of the Food Group for more than ten years prior thereto.

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

       To the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company and written representations that no other reports were required during fiscal 1998, all Section 16(a) filings applicable to its directors, officers and more than 10 percent beneficial owners were timely filed.


Item 11.          EXECUTIVE COMPENSATION.

     The following table sets forth for the fiscal year ended November 29, 1998, the Transition Period from March 3, 1997 to November 30, 1997 and the fiscal year ended March 2, 1997 certain information concerning the compensation paid or accrued to the Chief Executive Officer of the Company. During these periods, there were no persons serving as executive officers of the Company whose total salary and bonus exceeded $100,000.



                                                                                             Long-term Compensation
                                                                                     ------------------------------------
                                                   Annual Compensation                        Awards              Payouts
                                            -----------------------------------      ----------------------       -------
                                                                        Other                                                   All
                                                                        annual       Restricted                                other
Name and                                                                compen-        stock        Options        LTIP       compen
principal                                   Salary        Bonus         sation        award(s)      /Sar's        payouts     sation
position                  Year                ($)          ($)            ($)           ($)          (#)           ($)
------------------------------------------------------------------------------------------------------------------------------------
John Catsimatidis,        1998                $-            $-            $-            $-            -            $-            $-
  Chairman of the
  Board, President    Transition               -             -             -             -            -             -             -
  and Chief           Period from
  Executive           March 3, 1997
  Officer             to November
                      30, 1997

                          1997                 -             -             -             -            -             -             -
------------------------------------------------------------------------------------------------------------------------------------


Stock Options

     No stock options were granted to or exercised by Mr. Catsimatidis during the fiscal year ended November 29, 1998. The following table sets forth certain information with respect to options to purchase Common Stock held by John Catsimatidis on November 29, 1998.


                         Number of Unexercised            Value of Unexercised
                            Options Held on              in-the-Money Options on
                            November 29, 1998              November 29, 1998
Name                   Exercisable/Unexercisable       Exercisable/Unexercisable
--------------------------------------------------------------------------------
John Catsimatidis             525,000/0                          0/0
--------------------------------------------------------------------------------


     The closing sales price of the Common Stock on the American Stock Exchange on November 25, 1998 (the last trading day before November 29, 1998) was $2.31. On November 29, 1998 Mr. Catsimatidis held options to purchase 275,000 shares of Common Stock at $3.75 per share and options to purchase 250,000 shares at $2.875 per share.


Compensation of Directors

     Non-officer directors receive a quarterly stipend of $1,500 and $500 for each meeting attended. Directors who serve on committees receive $250 for each meeting attended.

Compensation Committee Interlocks and Insider Participation

     The Board of Directors has a Compensation Committee of which Frederick Selby is currently the sole member. Mr. Selby is not and has never been an employee or officer of the Company. During fiscal 1998 Mr. Selby has had no relationship with the Company requiring disclosure under Item 13. "Certain Relationships and Related Transactions."


Item 12.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                  MANAGEMENT.

     The following table sets forth certain information regarding ownership of Common Stock on February 25, 1999 by: (i) each stockholder known to the Company to own beneficially more than 5% of the outstanding shares of Common Stock; (ii) each of the Company's directors; and (iii) all officers and directors of the Company as a group. The number of shares listed in the table as beneficially owned by John Catsimatidis includes all shares acquired in the Merger. Except as otherwise indicated, the address of each person is c/o Gristede's Sloan's, Inc., 823 Eleventh Avenue, New York, N.Y. 10019-3535. The Company believes that ownership of the shares by the persons named below is both of record and beneficial and such persons have sole voting and investment power with respect to the shares indicated.



Name and Address of                            Number of
 Beneficial Owner                               Shares          Percent of Class
------------------------------------         -------------      ----------------
John Catsimatidis                            18,279,750(1)                 90.5%
Frederick Selby                                  13,110(2)                   *
Martin Bring                                     11,000(2)                   *
Kishore Lall                                     15,000                      *
Martin Steinberg                                112,642                      *
2042 Whalen Ave
Merrick, NY 11566
Dennis Berberich                                 20,000                      *
128 Montery Ave
Pelham, NY 10803
All officers and directors as a group        18,489,502(3)                 90.6%
(8 persons)

---------
*    Less than 1%.

(1) Includes an aggregate of 12,416,174 shares held by corporations controlled by Mr. Catsimatidis, 13,000 shares held by Mr. Catsimatidis as custodian, 2,057 shares held by a profit sharing plan of which Mr. Catsimatidis is a trustee, 605 shares held by Mr. Catsimatidis as a trustee of individual retirement accounts and currently exercisable options to purchase an aggregate of 525,000 shares of Common Stock.

(2) Includes for each of Messrs. Selby, and Bring an aggregate of 11,000 shares of Common Stock which may be purchased upon the exercise of currently exercisable stock options.

(3) Includes an aggregate of 563,000 shares of Common Stock which may be purchased upon the exercise of currently exercisable stock options.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Under a Management Agreement, dated November 10, 1997 (the "Management Agreement"), Namdor Inc., a subsidiary of the Company, performs consulting and managerial services for three supermarkets owned by corporations controlled by John Catsimatidis. In consideration of such services, Namdor Inc. is entitled to receive on a quarterly basis a cash payment of one and one-quarter (1.25%) percent of all sales of inventory and merchandise made at or from the managed supermarkets. During the fiscal year ended November 29, 1998 management fee income was $ 119,000.

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

     The $204,000 advance was originally to be repayable on the earlier of January 23, 1991 or five days after the sale by H.S. Realty to Tiffco of certain real property leased to Tiffco by H.S. Realty after the sale of assets. Since January 23, 1991, the Board of Directors has extended the repayment date of the advance on an annual basis, the most recent extension being until January 23, 1999 or five days after the sale by H.S. Realty to Tiffco of the Sweet Property. Such indebtedness was fully repaid during the fiscal year ended November 29, 1998.

     Effective as of January 1, 1994, the Company entered into Indemnification Agreements with each of its directors and officers other than Kishore Lall. The Company entered into an Indemnification Agreement with Kishore Lall effective as of October 30, 1997, and also entered into Indemnification Agreements with each of Stuart Spivak, and Michael Seltzer effective March 17, 1998, Martin Steinberg effective July 21, 1998 and Dennis Berberich effective August 18, 1998. Said agreements supplement the indemnification provisions of the Company's By-laws and the Delaware General Corporation Law. The stockholders of the Company authorized the Company to enter into such agreements with each of its directors at the Annual Meeting of Stockholders held on August 21, 1987. The Board of Directors has authorized the Company to enter into such agreements with each of its officers.

     C & S Acquisition Corp. (formerly, Red Apple Leasing, Inc.,) a corporation wholly owned by John Catsimatidis, leases equipment to the Company. Such leases are primarily for store operating equipment. Obligations under capital leases at November 29, 1998 were $821,305 and require monthly payments of $35,114 through March 1, 2001. Obligations under operating leases were $41,676 per month during fiscal 1998.

     Advertising services are provided to the Company by MCV Advertising Associates Inc., a company 85% owned by John Catsimatidis. For the year ended November 29, 1998 the costs incurred were $1,072,544.

     On February 27, 1999, John Catsimatidis issued a limited $1,000,000 guarantee of the collection of accounts receivable assigned to the Company as a result of the Merger on November 10, 1997. In order to cover his contingent liability, Mr. Catsimatidis agreed not to permit the liabilities to Mr. Catsimatidis and certain of his affiliates which were assumed by the Company in the Merger to fall below $1,000,000 prior to the issuance of the Company's audited financial statements for the fiscal year ending November 28, 1999.

     By virtue of his ownership of Common Stock (see Item 12. "Security Ownership of Certain Beneficial Owners and Management") and his position as Chairman of the Board of the Company, John Catsimatidis may be deemed to be a "parent" of the Company under rules promulgated by the Commission.

     The Company leases three locations from Red Apple Real Estate, Inc., a company solely owned by John Catsimatidis. During the 52 weeks ended November 29, 1998 the Company paid to Red Apple Real Estate, Inc. $605,373 for rent and real estate taxes under such leases.

     Wolf, Block, Schorr and Solis-Cohen LLP, a law firm of which Martin Bring, a director of the Company, is a member, received fees of approximately $219,035 for rendering legal services to the Company during the 52 weeks ended November 29, 1998.


                                     PART IV

Item 14.     EXHIBITS,  FINANCIAL STATEMENTS SCHEDULES  AND REPORTS ON FORM 8-K.

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

3.3 Amended and Restated Bylaws of the Registrant. Incorporated by reference to Exhibit 3.2 to the 1990 10-K.

3.4 Certificate of Amendment of Certificate of Incorporation of the Company, dated November 4, 1997. Incorporated by reference to
              Exhibit 3.4 to the Registrant's Annual Report on Form 10-K for the transition period ended November 30, 1997 (the "Transition Period 10-K").

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

10.4          Director Stock Option Plan.  Incorporated  by reference to Exhibit
              10.13 of the Company's 1995 10- KSB.

10.5 Merger Agreement. Incorporated by reference to Exhibit A to the Company's definitive Proxy Statement for the Special and Annual Meeting of Stockholders of the Company held on October 31, 1997.

10.6 Loan Agreement dated as of November 7, 1997 between the Company, European American Bank ("EAB"), Israel Discount Bank of New York ("IDBNY"), Keybank National Association ("Keybank") and Bank Leumi Trust Company of New York ("Bank Leumi"). Incorporated by reference to Exhibit 10.6 to the Transition Period 10-K. All exhibits and schedules to the Loan Agreement are omitted, but the Registrant undertakes to provide copies of any or all of the foregoing exhibits and schedules to the Securities and Exchange Commission upon its request.

10.7 Management Agreement dated November 10, 1997 between Namdor Inc., G Remainder Corp. and S Remainder Corp. Incorporated by reference to Exhibit 10.7 to the Transition Period 10-K.

10.8 Asset Purchase Agreement between G Remainder Corp. and Gristede's Operating Corp. Incorporated by reference to Exhibit 10.8 to the Transition Period 10-K. All exhibits and schedules to the Asset Purchase Agreement are omitted, but the Registrant undertakes to provide copies of any or all of the foregoing exhibits and schedules to the Securities and Exchange Commission upon its request.

10.9 First Amendment and Waiver to Loan Agreement dated April 30, 1998 between the Company, IDBNY, Keybank and Bank Leumi. Incorporated by reference to Exhibit 10.9 to the Transition Period 10-K.

10.10 1998 Stock Option Plan. Incorporated by reference to Exhibit 10.10 to the Transition Period 10-K.

10.11 Agreement dated February 27, 1999 between John Catsimatidis and the Company.*

10.12 Second Amendment to Loan Agreement dated as of August 29, 1998 between the Company, European American Bank, Israel Discount Bank of New York, Keybank and Bank Leumi.*

10.13 Third Amendment to Loan Agreement dated as of November 28, 1998 between the Company, European American Bank, Israel Discount Bank of New York, Keybank and Bank Leumi.*

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

              The Registrant has one other wholly-owned subsidiary, the name of which is omitted herein because as of February 25, 1999 it did not constitute a significant subsidiary.

23.           Consent  of  BDO  Seidman,   LLP  Independent   Certified   Public
              Accountants.*

27.           Financial Data Schedule.

----------------------
*        Filed herewith.

(b) The Company did not file any Current Reports on Form 8-K during the last quarter of the period covered by this report.

                                   SIGNATURES

                 Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      GRISTEDE'S SLOAN'S, INC.


Dated:  March 1, 1999                 By:      /s/ John A. Catsimatidis
                                      ----------------------------------
                                      John A. Catsimatidis
                                      Chairman of the Board




      Signature                            Title                       Date
--------------------------    ---------------------------------    -------------

 /s/ John A. Catsimatidis     Chairman of the Board, President     March 1, 1999
-------------------------     and Chief Executive Office (Chief
John A. Catsimatidis          Executive Officer and Chief
                              Operating Officer)

 /s/ Martin Bring             Director                             March 1, 1999
-------------------------
Martin Bring

 /s/ Frederick Selby          Director                             March 1, 1999
-------------------------
Frederick Selby

 /s/ Kishore Lall             Director                             March 1, 1999
-------------------------
Kishore Lall

 /s/ Stuart Spivak            Executive Vice President and Chief   March 1, 1999
-------------------------     Financial Officer (Chief Financial
Stuart Spivak                 Officer and Chief Accounting
                              Officer)

 /s/ Martin Steinberg         Director                             March 1, 1999
-------------------------
Martin Steinberg

 /s/Dennis Berberich          Director                             March 1, 1999
-------------------------
Dennis Berberich

                            GRISTEDE'S SLOAN'S, INC.
                           ANNUAL REPORT ON FORM 10-K
                               FOR THE FISCAL YEAR
                             ENDED NOVEMBER 29, 1998

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

3.3 Amended and Restated Bylaws of the Registrant. Incorporated by reference to Exhibit 3.2 to the 1990 10-K.

3.4 Certificate of Amendment of Certificate of Incorporation of the Company, dated November 4, 1997. Incorporated by reference to
              Exhibit 3.4 to the Registrant's Annual Report on Form 10-K for the transition period ended November 30, 1997 (the "Transition Period 10-K").

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

10.6 Loan Agreement dated as of November 7, 1997 between the Company, European American Bank ("EAB"), Israel Discount Bank of New York ("IDBNY"), Keybank National Association ("Keybank") and Bank Leumi Trust Company of New York ("Bank Leumi"). Incorporated by reference to Exhibit 10.6 to the Transition Period 10-K. All exhibits and schedules to the Loan Agreement are omitted, but the Registrant undertakes to provide copies of any or all of the foregoing exhibits and schedules to the Securities and Exchange Commission upon its request.

10.7          Management  Agreement dated November 10, 1997 between Namdor Inc.,
              G  Remainder   Corp.  and   S  Remainder  Corp.  Incorporated   by
              reference to Exhibit  10.7 to the  Transition  Period  10-K.

10.8 Asset Purchase Agreement between G Remainder Corp. and Gristede's Operating Corp. Incorporated by reference to Exhibit 10.8 to the Transition Period 10-K. All exhibits and schedules to the Asset Purchase Agreement are omitted, but the Registrant undertakes to provide copies of any or all of the foregoing exhibits and schedules to the Securities and Exchange Commission upon its request.

10.9 First Amendment and Waiver to Loan Agreement dated April 30, 1998 between the Company, IDBNY, Keybank and Bank Leumi. Incorporated by reference to Exhibit 10.9 to the Transition Period 10-K.

10.10 1998 Stock Option Plan. Incorporated by reference to Exhibit 10.10 to the Transition Period 10-K.

10.11 Agreement dated February 27, 1999 between John Catsimatidis and the Company.*

10.12 Second Amendment to Loan Agreement dated as of August 29, 1998 between the Company, European American Bank, Israel Discount Bank of New York, Keybank and Bank Leumi.*

10.13 Third Amendment to Loan Agreement dated as of November 28, 1998 between the Company, European American Bank, Israel Discount Bank of New York, Keybank Bank and Bank Leumi.*

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

              The Registrant has one other wholly-owned subsidiary, the name of which is omitted herein because as of February 25, 1999 it did not constitute a significant subsidiary.

23.           Consent  of  BDO  Seidman,   LLP  Independent   Certified   Public
              Accountants.*

27.           Financial Data Schedule.

----------------------
*        Filed herewith.