Form 10-Q
period 1999-02-28
GRISTEDES SLOANS INC /DE
filed 1999-04-14
CIK 28325

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


       (Mark One)

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
       OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended February 28, 1999.

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

Yes  [X]   No  [ ]

At April 13, 1999, the registrant had issued and outstanding 19,636,574 shares of common stock.

                    GRISTEDE'S SLOAN'S, INC. AND SUBSIDIARIES


                         PART I - FINANCIAL INFORMATION



Item 1. Financial Statements


            Consolidated Balance Sheets as of
                 February 28,1999 and November 29, 1998                   Page 3

            Consolidated Statements of Operations for
                 the quarters ended
                 February 28, 1999 and March 1, 1998                      Page 4

            Consolidated Statements of Stockholders' Equity
                 for the year  ended  November  29,  1998
                 and the  quarter ended February 28, 1999                 Page 5

            Consolidated  Statements  of Cash  Flows for
                 the  quarters ended February 28, 1999
                 and March 1, 1998                                        Page 6

            Notes to Consolidated Financial Statements                    Page 7




Item 2.     Management's Discussion and Analysis of
                 Financial Condition and Results of
                 Operations                                               Page 9

Item 1
Financial Statements

                    GRISTEDE'S SLOAN'S, INC. AND SUBSIDIARIES
                      UNAUDITED CONSOLIDATED BALANCE SHEETS


                                                                                                     February 28,      November 29,
ASSETS                                                                                                   1999              1998
                                                                                                     ------------      ------------
CURRENT ASSETS:
           Cash ...............................................................................      $     29,853      $     53,794
           Accounts receivable - net of allowance for doubtful accounts
              of $0 at February 28, 1999 and $0 November 29, 1998 .............................         4,619,221         5,091,174
           Inventory ..........................................................................        19,749,574        18,425,802
           Prepaid expenses and other current assets ..........................................         1,499,935         1,320,931
           Notes receivable - current portion .................................................           370,305         1,032,203
                                                                                                     ------------      ------------

           Total current assets ...............................................................        26,268,888        25,923,904
                                                                                                     ------------      ------------

PROPERTY AND EQUIPMENT:
           Furniture, fixtures and equipment ..................................................        14,934,652        14,610,788
           Capitalized equipment leases .......................................................         8,346,045         8,267,999
           Leaseholds and leasehold improvements ..............................................        36,114,537        34,388,652
                                                                                                     ------------      ------------
                                                                                                       59,395,234        57,267,439
           Less accumulated depreciation and amortization .....................................        26,769,552        25,716,915
                                                                                                     ------------      ------------

           Net property and equipment .........................................................        32,625,682        31,550,524

           Deposits and other assets ..........................................................           727,946           719,429
           Deferred costs .....................................................................         2,190,215         1,968,859
           Notes receivable - noncurrent portion ..............................................           474,324           543,793
                                                                                                     ------------      ------------

TOTAL .........................................................................................      $ 62,287,055      $ 60,706,509
                                                                                                     ============      ============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
           Accounts payable, trade ............................................................      $ 13,036,065      $ 11,951,436
           Accrued payroll, vacation and withholdings .........................................           819,607         1,543,748
           Accrued expenses and other current liabilities .....................................         1,350,460           896,716
           Note payable .......................................................................           319,138           319,138
           Capitalized lease obligation - current portion .....................................           771,331           695,665
           Current portion of long term debt ..................................................         3,314,283         3,314,283
                                                                                                     ------------      ------------

           Total current liabilities ..........................................................        19,610,884        18,720,986

           Long-term debt - noncurrent portion ................................................        18,547,030        18,663,935
           Due to Affiliate ...................................................................         4,211,394         4,031,394
           Deferred advertising ...............................................................           216,154           248,654
           Capitalized lease obligation - noncurrent portion ..................................         3,072,410         2,986,007
               Deferred rents .................................................................         1,840,803         1,673,850
                                                                                                     ------------      ------------

            Total liabilities .................................................................        47,498,675        46,324,826
                                                                                                     ------------      ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
           Common stock, $0.02 par value - shares authorized 25,000,000; outstanding
           19,636,574 shares at February 29, 1999 and November 29, 1998 .......................           392,732           392,732
           Additional paid-in capital .........................................................        14,136,674        14,136,674
           Retained eanings/ (deficit) ........................................................           258,974          (147,723)
                                                                                                     ------------      ------------

           Total stockholders' equity .........................................................        14,788,380        14,381,683
                                                                                                     ------------      ------------

TOTAL .........................................................................................      $ 62,287,055      $ 60,706,509
                                                                                                     ============      ============

See accompanying notes.


                    GRISTEDE'S SLOAN'S, INC. AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
               13 WEEKS ENDED FEBRUARY 28, 1999 AND MARCH 1, 1998

                                                   13 weeks          13 weeks
                                                    ended              ended
                                                 February 28,         March 1,
                                                     1999              1998
                                                 ============      ============

Sales ......................................     $ 44,187,791      $ 39,420,880
Cost of sales ..............................       27,135,886        23,513,947
                                                 ------------      ------------

Gross profit ...............................       17,051,905        15,906,933

Store operating, general and
administrative expense .....................       13,438,014        13,290,951

Depreciation and amortization ..............        1,138,484         1,053,960

Non-store operating expenses:

  Administrative payroll and fringes .......          979,417           780,382
  General office expense ...................          321,065           317,243
  Professional fees ........................          196,189            56,486
  Corporate expense ........................           39,250            36,813
                                                 ------------      ------------

Total non-store operating expense ..........        1,535,921         1,190,924
                                                 ------------      ------------

Operating profit ...........................          939,487           371,098
                                                 ------------      ------------

Other income (expense):

  Interest expense .........................         (544,854)         (379,567)
  Interest income ..........................           28,788            51,007
                                                 ------------      ------------

Total other expense - net ..................         (516,066)         (328,560)
                                                 ------------      ------------

Income before income taxes .................          423,421            42,538

Provision for income taxes .................           16,724            12,500
                                                 ------------      ------------

Net income .................................     $    406,697      $     30,038
                                                 ============      ============

Income per share ...........................     $       0.02      $       0.00
                                                 ============      ============

Weighted average number of shares and
equivalents outstanding ....................       19,636,574        19,636,574
                                                 ============      ============


See accompanying notes

                    GRISTEDE'S SLOAN'S, INC. AND SUBSIDIARIES
            UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
    FOR THE YEAR ENDED NOVEMBER 29, 1998 AND 13 WEEKS ENDED FEBRUARY 28, 1999


                                                                                      Additional        Retained          Total
                                                          Common stock                  Paid-In         earnings       Stockholders'
                                                    Shares             Amount           Capital         (Deficit)         Equity
                                                  ===========       ===========       ===========      ===========       ===========

Balance at November 30, 1997 ...............       19,636,574       $   392,732       $14,136,674      $   140,616      $14,670,022


Net loss for the year ended
   November  29, 1998 ......................                                                              (288,339)        (288,339)
                                                  -----------       -----------       -----------      -----------      -----------

Balance at November 29, 1998 ...............       19,636,574           392,732        14,136,674         (147,723)      14,381,683

Net income for the thirteen weeks
   ended February 28, 1999 .................                                                               406,697          406,697
                                                  -----------       -----------       -----------      -----------      -----------

Balance at February 28, 1999 ...............       19,636,574       $   392,732       $14,136,674      $   258,974      $14,788,380
                                                  ===========       ===========       ===========      ===========      ===========


See accompanying notes.



                    GRISTEDE'S SLOAN'S, INC. AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
               13 WEEKS ENDED FEBRUARY 29, 1999 AND MARCH 1, 1998


                                                        February 28,     March 1,
                                                           1999            1998
                                                        ===========    ===========
Cash flows from operating activities:

  Net income ........................................   $   406,696    $    30,038

  Adjustments to reconcile net income to
   net cash provided by operating activities:

  Depreciation and amortization .....................     1,138,484      1,053,960

  Changes in operating assets and liabilities:

    Accounts receivable - net .......................       471,953       (816,043)
    Inventory .......................................    (1,323,772)    (1,161,275)
    Prepaid expenses and other current assets .......      (179,004)        64,202
    Notes receivable ................................       731,367        124,734
    Receivable from office ..........................             0         (4,825)
    Due from related parties ........................       180,000              0
    Other assets ....................................      (315,720)      (564,709)
    Accounts payable, trade .........................     1,084,630        (35,506)
    Accrued payroll, vacation and withholdings ......      (724,141)      (760,390)
    Accrued expenses and other current liabilities ..       453,744        608,574
    Deferred rents ..................................       166,953        196,326
    Other credits ...................................       (32,500)       (32,500)
                                                        -----------    -----------

    Net cash provided by operating activities .......     2,058,690     (1,297,414)
                                                        -----------    -----------

Cash flows from investing activities:

  Capital expenditures - net ........................    (2,127,795)    (1,906,027)
                                                        -----------    -----------

    Net cash used in investing activities ...........    (2,127,795)    (1,906,027)
                                                        -----------    -----------

Cash flows from financing activities:

  Repayments of bank loan ...........................      (816,905)      (428,571)
  Repayment capitalized lease obligations ...........      (172,430)
  Proceeds from bank loans ..........................       700,000      3,750,000
  Proceeds from capitalized lease obligations .......       334,499        (93,500)
                                                        -----------    -----------

    Net cash used in financing activities ...........        45,164      3,227,929
                                                        -----------    -----------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS        (23,941)        24,488

CASH AND CASH EQUIVALENTS, beginning of period .......        53,794         88,970
                                                        -----------    -----------

CASH AND CASH EQUIVALENTS, end of period ............   $    29,853    $   113,458
                                                        ===========    ===========

Supplemental disclosures of cash flow information:

  Cash paid for interest ............................   $   440,990    $   369,164
  Cash paid for taxes ...............................         5,097         10,429


See accompanying notes.


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

The Company presently operates 40 supermarkets (the "Supermarkets"). 35 Supermarkets are located in Manhattan, New York, three Supermarkets are located in Westchester County, New York, one Supermarket is located in Brooklyn, New York and one Supermarket is located in Long Island, New York. 11 of the Supermarkets are operated under the "Sloan's" name and 29 are operated under the "Gristede's" name. The Company leases all of its Supermarket locations.

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

The Company's Annual Report on Form 10-K for the 12 month period ended November 29, 1998 contains information which should be read in conjunction herewith.

2. RELATED PARTY TRANSACTIONS

Under a management agreement dated November 10, 1997, Namdor Inc., a subsidiary of the Company, performs consulting and managerial services for three supermarkets owned by corporations controlled by John Catsimatidis. In consideration of such services, Namdor Inc. is entitled to receive on a quarterly basis a cash payment of 1.25% of all sales of merchandise made at the managed supermarkets. During the quarters ended February 28, 1999 and March 1, 1998 the management fee income was $27,541 and $29,779, respectively.

C&S Acquisition Corp. (formerly Red Apple Leasing, Inc.) a corporation wholly owned by John Catsimatidis, leases equipment to the Company. Such leases are primarily for store operating equipment. Obligations under capital leases at February 28, 1999 were $733,788 and require monthly payments of $35,114 through March 1, 2001. Obligations under operating leases were $41,676 per month during the quarter ended February 28, 1999.

Advertising services are provided to the Company by an affiliated company, MCV Advertising Associates Inc., a company owned by John Catsimatidis. For the quarters ended February 28, 1999 and March 1, 1998 the costs incurred were $285,032 and $295,758, respectively.

The Company leases three locations from Red Apple Real Estate, Inc., a company solely owned by John Catsimatidis. During the quarters ended February 28, 1999 and March 1, 1998 the Company paid to Red Apple Real Estate, Inc. $225,666 and $170,100, respectively.

Wolf, Block, Schorr and Solis-Cohen LLP, a law firm of which Martin Bring, a director of the Company is a member, received fees of $36,644 and $35,177 for the quarters ended February 28, 1999 and March 1, 1998, respectively.

                    GRISTEDE'S SLOAN'S, INC. AND SUBSIDIARIES


                                     PART I

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE QUARTERS ENDED FEBRUARY 28, 1999 AND MARCH 1, 1998

RESULTS OF OPERATIONS
The following table sets forth items from the Company's Consolidated Statements of Operations as a percentage of sales.

                                                        13 weeks        13 weeks
                                                         ended            ended
                                                      February 28,      March 1,
                                                          1999             1998
                                                        -------          -------
Sales ..........................................          100.0           100.0
Cost of sales ..................................           61.4            59.7
                                                        -------          -------
Gross profit ...................................           38.6            40.3
Store operating, general and
    administrative expense .....................           30.4            33.7
Depreciation and amortization ..................            2.6             2.7
Non-store operating expense ....................            3.5             3.0
                                                        -------          -------
Operating profit ...............................            2.1             0.9
Other income (expense) .........................           (1.2)           (0.8)
                                                        -------          -------
Income from operations
    before income taxes ........................            0.9             0.1
Provision for income taxes .....................           --              --
                                                        -------          -------
Net income .....................................            0.9             0.1
                                                        =======          =======

Sales for the quarter ended February 28, 1999 were $44,187,791 as compared with $39,420,880 for the quarter ended March 1, 1998. The increase in sales was primarily the result of the Company's remodeling program, which is continuing.

Gross profit was $17,051,905 or 38.59% of sales for the quarter ended February 28, 1999 as compared to $15,906,933 or 40.35% of sales for the quarter ended March 1, 1998. The decrease in gross profit as a percentage of sales was primarily due to selected promotional price reductions in connection with the grand reopening periods of the newly remodeled stores.

Store operating, general and administrative expenses were $13,438,014 or 30.41% of sales for the quarter ended February 28, 1999 as compared to $ 13,290,951 or
33.72 % of sales for the quarter ended March 1, 1998. The decrease in store operating, general and administrative expenses as a percentage of sales in the 1999 period was mainly due to better cost controls in relation to the increased sales.

Non-store operating expenses were $1,535,921 or 3.48% of sales for the quarter ended February 28, 1999 as compared to $1,190,924 of 3.02% of sales for the quarter ended March 1, 1998. Administrative payroll and fringes was 2.22% of sales for the quarter ended February 28, 1999 as compared with 1.98% of sales for the quarter ended March 1, 1998. The increase reflects the addition of supervisory and data processing personnel, during the second half of fiscal
1998, to handle the additional business generated by the store remodeling program. General office expenses as a percentage of sales decreased to 0.73% for the quarter ended February 28, 1999 from 0.81% of sales for the quarter ended March 1, 1998 primarily due to office efficiencies. Professional fees were 0.44% of sales for the quarter ended February 28, 1999 as compared with 0.14% of sales for the quarter ended March 1, 1998. The increase was due to the additional needs for outside accounting and legal services. Corporate expense as a percentage of sales was 0.09% of sales for both the 1999 and 1998 quarters.

Interest expense for the quarter ended February 28, 1999 was $544,854 as compared to $379,567 for the quarter ended March 1, 1998. The increase in the 1999 quarter was primarily attributable to increased borrowings under our bank credit facility and capitalized equipment leasing.

Interest income was $28,788 for the quarter ended February 28, 1999 as compared with $51,007 for the quarter ended March 1, 1998. The decrease in the 1999 quarter was due to the reduction in outstanding notes receivable as compared to the 1998 quarter.

As a result of the items reviewed above the net income before provision for income taxes for the quarter ended February 28, 1999 was $423,421 as compared to $42,538 for the quarter ended March 1,1998.

LIQUIDITY AND CAPITAL RESOURCES

On November 10, 1997, the Company completed its financial arrangements with a group of banks for a credit facility in the aggregate amount of $25,000,000. Under the credit agreement the Company obtained a term loan in the amount of $12,000,000 to refinance prior bank debt, an improvement term loan line of credit in the amount of $8,000,000 to finance capital improvements to its supermarkets and a revolving line of credit in the amount of $5,000,000 to provide working capital. The $12,000,000 term loan matures on October 31, 2002. The improvement term loan line of credit and the revolving line of credit mature on October 31,2002 and March 1, 2000, respectively, at which time all amounts outstanding thereunder are payable.

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

Borrowings under the facility bear interest at a spread over either the prime rate of the bank acting as agent for the group of banks or a LIBOR rate, with the spread dependent on the ratio of the Company's funded debt to EBITDA ratio, as defined in the credit agreement. The average interest rate on amounts outstanding under the facility during the 13 weeks ended February 28, 1999 was
7.7 % per annum.

The credit facility contains covenants, representations and events of default typical of credit facility agreements, including financial covenants which require the Company to meet, among other things, a minimum tangible net worth, debt service coverage ratios and fixed charge coverage ratios, and which limit transactions with affiliates. The facility is secured by equipment, inventories and accounts receivable. During the quarter ended February 28, 1999 the Company and the banks amended the credit facility to, among other things, modify certain of the financial covenants and extend the term of the revolving line of credit until March 1, 2000.

The Company has available approximately $2.5 million in third party leasing lines of credit to lease finance equipment for its store remodeling and expansion program.


YEAR 2000 ISSUE

The Company has assessed its information technology ("IT") systems for Year 2000 readiness and has given the highest priority to those IT systems it considers mission critical. The systems the Company considers mission critical are its store automation systems (including point of sale systems) and its computer systems at its main office which support these store systems.

As of March 1, 1999, the Company, working with the original vendor, successfully tested and implemented the Year 2000 compliant version of the systems at its main office, which support the in store automation systems. In March of 1999, the Company, working with the original vendor, successfully tested and implemented the Year 2000 complaint version of its store automation system in one of its automated stores. This Year 2000 compliant version of the in store automation system will be implemented in the remaining stores, as required, by the end of June, 1999.

No additional expense has or will be incurred by the Company to bring these systems into Year 2000 compliance as any necessary changes are provided by the vendors under software maintenance programs in place.

The Company has assessed the other IT systems, including accounting and payroll systems, deployed at its main office and its City Produce warehouse facility for Year 2000 compliance and has identified the steps necessary to ensure that these systems will be Year 2000 compliant.

The Company has decided to substantially expand and enhance its information technology systems to further leverage the investment the Company has made on in store automation and networking in the last few years. The Company will be implementing state of the art client server systems on Microsoft windows NT platforms, using best of breed applications from selected vendors, for time and attendance, payroll, inventory control and distribution, and financial applications. These systems will allow for better decisionmaking tools and quicker information flow between the stores, the main office, and the Company owned distribution facility.

The cost of this program, including new network enabled time clocks, computer hardware, software, and implementation services is budgeted to be approximately $850,000 and will be completed by the end of Fiscal 1999 (November 28, 1999). The Company had previously expected to spend $100,000 out of cash flow generated from its operations to modify its existing systems to be Year 2000 compliant. The Company will redirect those resources towards this new effort and plans on leasing the systems, where appropriate, in a manner similar to the way the Company currently leases its store automation systems. The new systems will be Year 2000 compliant.

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

The Company is continuing to review the Year 2000 readiness plans of its major vendors in an effort to ensure that operations remain unaffected by Year 2000 related failures. The Company will place preset orders with certain major vendors to help ensure product deliveries in the event that the vendor is affected by failures at some level of its operations but is still able to deliver merchandise. In the event a major vendor is unable to provide products the Company will increase purchases from other vendors from which it currently buys.

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

                    GRISTEDE'S SLOAN'S, INC. AND SUBSIDIARIES



PART II - OTHER INFORMATION


Item 1.     Legal Proceedings

                  None.

Item 2.     Change in Securities and Use of Proceeds

                  None.

Item 3.     Defaults Upon Senior Securities

                  None.

Item 4.     Submission of Matters to a Vote of Security Holders

                  None.

Item 5.     Other Information

                  None.

Item 6.     Exhibits and Reports on Form 8-K

            (a) Exhibits

                  10. Fourth amendment to Loan Agreement dated as of February 27, 1999 between the Company, European American Bank, Israel Discount Bank of New York, Keybank and Bank Leumi (filed herewith).

                  27. Financial Data Schedule (filed herewith).

            (b) No Current Reports on Form 8-K were filed for the quarter for which this report is being filed.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                   Gristede's Sloan's, Inc.

                                            By:    /s/ John A. Catsimatidis
                                                   -------------------------
                                                   John A. Catsimatidis
                                                   Chairman of the Board and
                                                   Chief Executive Officer


Dated: April 14, 1999



                                            By:    /s/ Stuart Spivak
                                                   -------------------------
                                                   Stuart Spivak
                                                   Executive Vice President and
                                                   Chief Financial Officer


Dated: April 14, 1999