Form 10-Q
period 1999-05-30
GRISTEDES SLOANS INC /DE
filed 1999-07-15
CIK 28325

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


       (Mark One)

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
       OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 30, 1999.

[ ]    TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d)
       OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from .............to ............

                         Commission File Number 1-7013

                           GRISTEDE'S SLOAN'S, INC.
             ------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)

          Delaware                                      13-1829183
-------------------------------                     -------------------
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

Yes  [X]   No  [ ]

At July 13, 1999, the registrant had issued and outstanding 19,636,574 shares of common stock.

                    GRISTEDE'S SLOAN'S, INC. AND SUBSIDIARIES

                         PART I - FINANCIAL INFORMATION



Item 1. Financial Statements


            Consolidated Balance Sheets as of
                     May 30,1999 and November 29, 1998
                                                                          Page 3

            Consolidated Statements of Operations for
                     the quarters and six months ended
                     May 30,1999 and May 31,1998
                                                                          Page 4

            Consolidated  Statements of  Stockholders'
                     Equity for the year ended
                     November 29, 1998 and the six months
                     ended May 30, 1999
                                                                          Page 5

            Consolidated  Statements  of Cash Flows for
                     the six months  ended May
                     30, 1999 and May 31, 1998
                                                                          Page 6

            Notes to Consolidated Financial Statements
                                                                          Page 7



Item 2. Management's Discussion and Analysis of
          Financial Condition and Results of
                      Operations
                                                                          Page 9

Item 1
Financial Statements

                                 GRISTEDE'S SLOAN'S, INC. AND SUBSIDIARIES
                                   UNAUDITED CONSOLIDATED BALANCE SHEETS


                                                                                  May 30,     November 29,
                                                                                   1999           1998
                                                                               ============   ============
ASSETS
CURRENT ASSETS:
   Cash ....................................................................   $     93,697   $     53,794
   Accounts receivable - net of allowance for doubtful accounts
     of $0 at May 30, 1999 and $0 November 29, 1998 ........................      6,129,311      5,091,174
   Inventory ...............................................................     22,097,694     18,425,802
   Prepaid expenses and other current assets ...............................      1,406,542      1,320,931
   Notes receivable - current portion ......................................        293,124      1,032,203
                                                                               ------------   ------------

        Total current assets ...............................................     30,020,368     25,923,904
                                                                               ------------   ------------

PROPERTY AND EQUIPMENT:
   Furniture, fixtures and equipment .......................................     14,854,433     14,610,788
   Capitalized equipment leases ............................................      9,977,119      8,267,999
   Leaseholds and leasehold improvements ...................................     38,644,998     34,388,652
                                                                               ------------   ------------
                                                                                 63,476,550     57,267,439
   Less accumulated depreciation and amortization ..........................     27,848,300     25,716,915
                                                                               ------------   ------------

      Net property and equipment ...........................................     35,628,250     31,550,524

   Deposits and other assets ...............................................        735,696        719,429
   Deferred costs ..........................................................      2,408,783      1,968,859
   Notes receivable - noncurrent portion ...................................        403,307        543,793
                                                                               ------------   ------------

TOTAL ......................................................................   $ 69,196,404   $ 60,706,509
                                                                               ============   ============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable, trade .................................................   $ 13,630,781   $ 11,951,436
   Accrued payroll, vacation and withholdings ..............................        660,994      1,543,748
   Accrued expenses and other current liabilities ..........................      1,014,398        896,716
   Note payable ............................................................        319,138        319,138
   Capitalized lease obligation - current portion ..........................        984,285        695,665
   Current portion of long term debt .......................................      1,200,000      3,314,283
                                                                               ------------   ------------

        Total current liabilities ..........................................     17,809,596     18,720,986

   Long-term debt - noncurrent portion .....................................     19,832,744     18,663,935
   Due to Affiliate ........................................................      8,551,394      4,031,394
   Deferred advertising ....................................................      1,818,654        248,654
   Capitalized lease obligation - noncurrent portion .......................      3,941,695      2,986,007
   Deferred rents ..........................................................      2,017,613      1,673,850
                                                                               ------------   ------------

        Total liabilities ..................................................     53,971,696     46,324,826
                                                                               ------------   ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
   Common stock, $0.02 par value - shares authorized 25,000,000;
     outstanding 19,636,574 shares at May 30, 1999 and November 29, 1998 ...        392,732        392,732
   Additional paid-in capital ..............................................     14,136,674     14,136,674
   Retained eanings/ (deficit) .............................................        695,302       (147,723)
                                                                               ------------   ------------

        Total stockholders' equity .........................................     15,224,708     14,381,683
                                                                               ------------   ------------

TOTAL ......................................................................   $ 69,196,404   $ 60,706,509
                                                                               ============   ============

See accompanying notes.

                                              GRISTEDE'S SLOAN'S, INC. AND SUBSIDIARIES
                                           UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  FOR THE 26 WEEKS AND 13 WEEKS ENDED MAY 30, 1999 AND MAY 31, 1998


                                                                   26 weeks          13 weeks          26 weeks          13 weeks
                                                                     ended             ended             ended             ended
                                                                    May 30,           May 30,           May 31,           May 31,
                                                                     1999              1999              1998              1998
                                                                 ============      ============      ============      ============
Sales ......................................................     $ 88,543,266      $ 44,355,475      $ 78,665,355      $ 39,244,475
Cost of sales ..............................................       53,683,555        26,547,669        47,204,714        23,690,767
                                                                 ------------      ------------      ------------      ------------

Gross profit ...............................................       34,859,711        17,807,806        31,460,641        15,553,708

Store operating, general and administrative expense ........       27,790,393        14,352,379        26,003,465        12,712,514

Depreciation and amortization ..............................        2,307,979         1,169,495         2,111,103         1,057,143

Non-store operating expenses:

  Administrative payroll and fringes .......................        1,861,176           881,759         1,465,036           684,654
  General office expense ...................................          605,371           284,306           527,611           210,368
  Professional fees ........................................          293,408            97,219           127,997            71,511
  Corporate expense ........................................          115,083            75,833            72,776            35,963
                                                                 ------------      ------------      ------------      ------------

Total non-store operating expense ..........................        2,875,038         1,339,117         2,193,420         1,002,496
                                                                 ------------      ------------      ------------      ------------

Operating profit ...........................................        1,886,301           946,815         1,152,653           781,555
                                                                 ------------      ------------      ------------      ------------

Other income (expense):

  Interest expense .........................................       (1,062,501)         (517,647)         (852,940)         (473,373)
  Interest income ..........................................           47,562            18,774            98,687            47,680
                                                                 ------------      ------------      ------------      ------------

Total other expense - net ..................................       (1,014,939)         (498,873)         (754,253)         (425,693)
                                                                 ------------      ------------      ------------      ------------

Income before income taxes .................................          871,362           447,942           398,400           355,862

Provision for income taxes .................................           28,337            11,613            42,500            30,000
                                                                 ------------      ------------      ------------      ------------

Net income .................................................     $    843,025      $    436,329      $    355,900      $    325,862
                                                                 ============      ============      ============      ============

Income per share ...........................................     $       0.04      $       0.02      $       0.02      $       0.02
                                                                 ============      ============      ============      ============

Weighted average number of shares and
equivalents outstanding ....................................       19,636,574        19,636,574        19,636,574        19,636,574
                                                                 ============      ============      ============      ============



See accompanying notes

                                              GRISTEDE'S SLOAN'S, INC. AND SUBSIDIARIES
                                      UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                FOR THE YEAR ENDED NOVEMBER 29, 1998 AND 26 WEEKS ENDED MAY 30, 1999




                                                                                      Additional        Retained          Total
                                                          Common stock                 Paid-In          earnings       Stockholders'
                                                      Shares          Amount           Capital         (Deficit)          Equity
                                                  ============     ============     ============     ============      ============
Balance at November 30, 1997 ................       19,636,574     $    392,732     $ 14,136,674     $    140,616      $ 14,670,022


Net loss for the year ended
   November  29, 1998 .......................                                                            (288,339)         (288,339)
                                                  ------------     ------------     ------------     ------------      ------------

Balance at November 29, 1998 ................       19,636,574          392,732       14,136,674         (147,723)       14,381,683

Net income for the twenty-six weeks
   ended May 30, 1999 .......................                                                             843,025           843,025
                                                  ------------     ------------     ------------     ------------      ------------

Balance at May 30, 1999 .....................       19,636,574     $    392,732     $ 14,136,674     $    695,302      $ 15,224,708
                                                  ============     ============     ============     ============      ============



See accompanying notes.

                         GRISTEDE'S SLOAN'S, INC. AND SUBSIDIARIES
                      UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                        26 WEEKS ENDED MAY 30, 1999 AND MAY 31, 1998


                                                                 26 weeks       26 weeks
                                                                  ended          ended
                                                                  May 30,        May 31,
                                                                   1999           1998
                                                                ===========    ===========
Cash flows from operating activities:

  Net income ................................................   $   843,025    $   355,900

  Adjustments to reconcile net income to net cash provided by operating activities:

    Depreciation and amortization ...........................     2,307,979      2,111,103

    Changes in operating assets and liabilities:

      Accounts receivable - net .............................    (1,038,137)      (569,965)
      Inventory .............................................    (3,671,892)    (1,206,390)
      Prepaid expenses and other current assets .............       (85,611)      (248,014)
      Notes receivable ......................................       879,565        259,262
      Receivable from officer ...............................             0         (9,650)
      Due to related party ..................................     4,520,000              0
      Other assets ..........................................      (632,785)      (500,655)
      Accounts payable, trade ...............................     1,679,345     (2,755,244)
      Accrued payroll, vacation and withholdings ............      (882,754)      (706,780)
      Accrued expenses and other current liabilities ........       117,682        649,046
      Deferred rents ........................................       343,763        392,337
      Other credits .........................................     1,570,000        (65,000)
                                                                -----------    -----------

        Net cash provided by / (used) in operating activities     5,950,180     (2,294,050)
                                                                -----------    -----------

Cash flows from investing activities:

  Capital expenditures - net ................................    (6,209,111)    (4,784,142)
                                                                -----------    -----------

        Net cash used in investing activities ...............    (6,209,111)    (4,784,142)
                                                                -----------    -----------

Cash flows from financing activities:

    Repayments of bank loan .................................    (1,645,473)      (907,142)
    Repayment capitalized lease obligations .................      (414,780)      (268,875)
    Proceeds from bank loans ................................       700,000      7,350,000
    Proceeds from capitalized lease obligations .............     1,659,087        942,438
                                                                -----------    -----------

        Net cash provided by financing activities ...........       298,834      7,116,421
                                                                -----------    -----------

NET INCREASE  IN CASH AND CASH EQUIVALENTS ..................        39,903         38,229

CASH AND CASH EQUIVALENTS, begining of period ...............        53,794         88,970
                                                                -----------    -----------

CASH AND CASH EQUIVALENTS, end of period ....................   $    93,697    $   127,199
                                                                ===========    ===========

Supplemental disclosures of cash flow information:

    Cash paid for interest ..................................   $   904,843    $   805,339
    Cash paid for taxes .....................................   $    13,337    $    18,180





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

The Company presently operates 41 supermarkets (the "Supermarkets"). 36 Supermarkets are located in Manhattan, New York, three Supermarkets are located in Westchester County, New York, one Supermarket is located in Brooklyn, New York and one Supermarket is located in Long Island, New York. 10 of the Supermarkets are operated under the "Sloan's" name and 31 are operated under the "Gristede's" name. The Company leases all of its Supermarket locations.

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

2. RELATED PARTY TRANSACTIONS

Under a management agreement dated November 10, 1997, Namdor Inc., a subsidiary of the Company, performs consulting and managerial services for three supermarkets owned by corporations controlled by John Catsimatidis. In consideration of such services, Namdor Inc. is entitled to receive on a quarterly basis a cash payment of 1.25% of all sales of merchandise made at the managed supermarkets. During the quarter and six months ended May 30, 1999 the management fee income was $25,340 and $52,881, respectively. For the quarter and six months ended May 31, 1998 the management fee income was $29,012 and $58,791, respectively.

C&S Acquisition Corp. (formerly Red Apple Leasing, Inc.) a corporation wholly owned by John Catsimatidis, leases equipment to the Company. Such leases are primarily for store operating equipment. Obligations under capital leases at May 30, 1999 were $644,287 and require monthly payments of $35,114 through March 1, 2001. Obligations under operating leases were $41,676 per month during the quarter ended May 30, 1999.

Advertising services are provided to the Company by an affiliated company, MCV Advertising Associates Inc., a company owned by John Catsimatidis. For the quarter and six months ended May 30, 1999 the costs incurred were $334,217 and $619,249 respectively. For the quarter and six months ended May 31, 1998 the costs incurred were $290,579 and $586,337, respectively.

The Company leases three locations from Red Apple Real Estate, Inc., a company solely owned by John Catsimatidis. During the quarter and six months ended May 30, 1999 the Company paid to Red Apple Real Estate, Inc. $404,200 and $629,866, respectively. During the quarter and six months ended May 31, 1998 the Company paid $204,019 and $374,119, respectively.

Wolf, Block, Schorr and Solis-Cohen LLP, a law firm of which Martin Bring, a director of the Company is a partner, received fees of $57,520 and $94,164 during the quarter and six months ended May 30, 1999, respectively. During the quarter and six months ended May 31, 1998, they received fees of $46,618 and $81,795, respectively.


                    GRISTEDE'S SLOAN'S, INC. AND SUBSIDIARIES

                                     PART I

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE QUARTERS AND SIX MONTHS ENDED MAY 30, 1999 AND MAY 31, 1998

RESULTS OF OPERATIONS
The following table sets forth items from the Company's Consolidated Statements of Operations as a percentage of sales.

                                     26 weeks   13 weeks    26 weeks    13 weeks
                                      ended      ended       ended       ended
                                     5/30/99    5/30/99     5/31/98     5/31/98
                                     --------   --------    --------    --------
Sales ...........................       100.0      100.0      100.0      100.0
Cost of sales ...................        60.6       59.9       60.0       60.4
                                      -------    -------    -------    -------
Gross profit ....................        39.4       40.1       40.0       39.6
Store operating, general and
    administrative expense ......        31.4       32.4       33.1       32.4
Depreciation and amortization ...         2.6        2.6        2.7        2.7
Non-store operating expense .....         3.2        3.0        2.8        2.5
                                      -------    -------    -------    -------
Operating profit ................         2.2        2.1        1.4        2.0
Other income (expense) ..........        (1.2)      (1.1)      (0.9)      (1.1)
                                      -------    -------    -------    -------
Income from operations
    before income taxes .........         1.0        1.0        0.5        0.9
Provisions for income taxes .....        --         --          0.1        0.1
                                      -------    -------    -------    -------
Net income ......................         1.0        1.0        0.4        0.8
                                      =======    =======    =======    =======

Sales for the quarter and six months ended May 30, 1999 were $44,355,475 and $88,543,266 respectively. Sales for the quarter and six months ended May 31, 1998 were $39,244,475 and $78,665,355, respectively. The increase in sales during the 1999 periods were primarily the result of Company's remodeling program, which is continuing and a new store which was in operation during the last three weeks of the 1999 period.

Gross profit was  $17,807,806  or 40.15% of sales and  $34,859,711  or 39.37% of sales for the quarter and six months ended May 30, 1999, respectively, as compared with $15,553,708 or 39.63% of sales and $31,460,641 or 39.99% of sales for the quarter and six months ended May 31, 1998, respectively. The increase in gross profit as a percentage of sales during the 1999 quarter reflects the benefit of increased bulk purchases on a direct basis, utilizing the Company's distribution center. The decrease in gross profit as a percentage of sales during the 1999 six month period was primarily due to selected promotional price reductions in connection with the grand reopening periods of the newly remodeled stores.

Store operating, general and administrative expenses were $14,352,377 or 32.36% of sales and $27,790,391 or 31.39% of sales for the quarter and six months ended May 30, 1999, respectively, as compared to $ 12,712,514 or 32.39% of sales and $26,003,465 or 33.06% of sales for the quarter and six months ended May 31, 1998, respectively. The decrease in store operating, general and administrative expense as a percentage of sales in the 1999 periods was mainly due to better cost controls in relation to the increased sales.

Non-store operating expenses were $1,339,417 or 3.02% of sales and $2,875,038 or 3.24% of sales for the quarter and six months ended May 30, 1999, respectively, as compared to $1,002,496 or 2.55% of sales and $2,193,420 or 2.79% of sales for the quarter and six months ended May 31,1998, respectively. Administrative payroll and fringes were 1.99% of sales and 2.10% of sales for the quarter and six months ended May 30,1999, respectively as compared with 1.75% and 1.86% of sales for the quarter and six months ended May 31, 1998, respectively. The increase reflects the addition of supervisory and data processing personnel to handle the additional business generated by the store remodeling program. General office expenses as a percentage of sales were 0.64% and 0.68% for the quarter and six months ended May 30, 1999, respectively, as compared to 0.54% and 0.67% for the quarter and six months ended May 31, 1998, respectively. The increase during the 1999 periods was primarily due to additional supervisory related expenses in connection with the remodeled stores. Professional fees were 0.22% and 0.33% of sales for the quarter and six months ended May 30, 1999, respectively, as compared to 0.18% and 0.16% of sales for the quarter and six months ended May 31, 1998, respectively. The increase in the 1999 periods was due to the additional need for outside accounting and legal services. Corporate expenses as a percentage of sales were 0.17% and 0.13% for the quarter and six months ended May 30, 1999, respectively, as compared to 0.09% and 0.09% of sales for the quarter and six months ended May 31, 1998, respectively. The increase during the 1999 periods was primarily due to increased American Stock Exchange fees and increased directors fees due to the addition of several new directors to the Company's Board.

Interest expense for the quarter and six months ended May 30, 1999 was $517,647 and $1,062,501, respectively, as compared to $473,373 and $852,940 for the quarter and six months ended May 31, 1998, respectively. The increase in the 1999 periods was primarily attributable to increased borrowings under the Company's bank credit facility and increased capitalized equipment leasing.

Interest income for the quarter and six months ended May 30, 1999 was $18,774 and $47,562, respectively, as compared with $47,680 and $98,687 for the quarter and six months ended May 31, 1998, respectively. The decrease in the 1999 periods was due to the reduction in outstanding notes receivable as compared to the 1998 periods.

As a result of the items reviewed above, the net income before provision for income taxes for the quarter and six months ended May 30, 1999 increased to $447,944 and $871,364, respectively, as compared to $355,862 and $398,400 for the quarter and six months ended May 31,1998, respectively.

LIQUIDITY AND CAPITAL RESOURCES

On November 10, 1997, the Company completed its financial arrangements with a group of banks for a credit facility in the aggregate amount of $25,000,000. Under the credit agreement the Company obtained a term loan in the amount of $12,000,000 to refinance prior bank debt, an improvement term loan line of credit in the amount of $8,000,000 to finance capital improvements to its supermarkets and a revolving line of credit in the amount of $5,000,000 to provide working capital. Effective May 29, 1999, the credit facility was amended to (i) extend the maturity date until November 30, 2003, at which time all amounts outstanding thereunder are due, (ii) amend certain financial covenants and (iii) reduce the amortization of the term loan and improvement term loan facilities and increase the revolving line of credit to $14,000,000, all as follows: the term loan amortization was reduced to $100,000 per month until June 2000, and thereafter is $142,857 per month; amortization on the improvement term loan is $50,000 per month commencing July 2000 until June 2001 and $133,333 per month thereafter; the revolving credit commitment reduces by $466,667 per month commencing July 1, 2001. Presently $5,500,000 is available under the revolving line of credit; the term loan facility and the improvement term loan facility are fully utilized.

Borrowings under the credit facility bear interest at a spread over either the prime rate of the agent bank or a LIBOR rate, with the spread dependent on the ratio of the Company's funded debt to EBITDA ratio, as defined in the credit agreement. The average interest rate on amounts outstanding under the facility during the 13 weeks ended May 30, 1999 was 7.6 % per annum.

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

The Company has available approximately $1.5 million in third party leasing lines of credit to lease finance equipment for its store remodeling and expansion program.

YEAR 2000 ISSUE

The Company has assessed its information technology ("IT") systems for Year 2000 readiness and has given the highest priority to those IT systems it considers mission critical. The systems the Company considers mission critical are its store automation systems (including point of sale systems) and its computer systems at its main office which support these store systems.

As of March 1, 1999, the Company, working with the original vendor, successfully tested and implemented the Year 2000 compliant version of the systems at its main office, which support the in store automation systems. During March 1999, the Company, working with the original vendor, successfully tested and implemented the Year 2000 complaint version of its store automation system in one of its automated stores. This Year 2000 compliant version of the in store automation system is currently being implemented in the remaining stores, as required.

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

The Company has decided to substantially expand and enhance its information technology systems to further leverage the investment the Company has made on in-store automation and networking in the last few years. The Company will be implementing state of the art client server systems on Microsoft Windows NT platforms, using best of breed applications from selected vendors, for time and attendance, payroll, inventory control and distribution, and financial applications. The Company switched all payroll processing to the new system during June 1999 and additional systems will go "live" in August and September 1999. These systems will allow for better decision tools and quicker information flows between the stores, the main office, and the Company owned distribution facility.

The cost of this program, including new network enabled time clocks, computer hardware, software, and implementation services is budgeted to be approximately $850,000 and will be completed by the end of fiscal 1999 (11/28/99). The Company had previously expected to spend $100,000 out of cash flow generated from its operations to modify its existing systems to be Year 2000 compliant. The Company will redirect those resources towards this new effort and plans on leasing the systems, where appropriate, in a manner similar to the way the

Company currently leases its store automation systems. The new systems will be Year 2000 compliant.

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

         (a) Exhibits

               27. Financial Data Schedule (filed herewith)

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

                                                  Gristede's Sloan's, Inc.

                                              By: /s/ John A. Catsimatidis
                                                  ------------------------
                                                  John A. Catsimatidis
                                                  Chairman of the Board and
                                                  Chief Executive Officer

Dated: July 14, 1999



                                              By: /s/ Stuart Spivak
                                                  ------------------------
                                                  Stuart Spivak
                                                  Executive Vice President and
                                                  Chief Financial Officer

Dated: July 14, 1999