Form 10-Q
period 1999-08-29
GRISTEDES SLOANS INC /DE
filed 1999-10-13
CIK 28325

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


       (Mark One)

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
       OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 29, 1999.

[ ]    TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d)
       OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from .............to ............

Commission File Number 1-7013

                           GRISTEDE'S FOODS, INC.
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

                            GRISTEDE'S SLOAN'S, INC.
              ----------------------------------------------------
              (Former Name, Former Address and Former Fiscal Year,
                          if Changed Since Last Report)

Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15 (d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  [X]   No  [ ]

At October 12, 1999, the registrant had issued and outstanding 19,636,574 shares of common stock.

                     GRISTEDE'S FOODS, INC. AND SUBSIDIARIES

                         PART I - FINANCIAL INFORMATION



Item 1. Financial Statements

            Consolidated Balance Sheets as of
                 August 29,1999 and November 29, 1998                     Page 3

            Consolidated Statements of Operations for
                 the quarters and nine months ended
                 August 29,1999 and August 30,1998                        Page 4

            Consolidated Statements of Stockholders' Equity for
                 the year ended  November 29, 1998 and the
                 nine months ended August 29, 1999                        Page 5

            Consolidated Statements of Cash Flows for
                 the nine months ended
                 August 29,1999 and August 30,1998                        Page 6

            Notes to Consolidated Financial Statements                    Page 7




Item 2. Management's Discussion and Analysis of
          Financial Condition and Results of
          Operations                                                      Page 9

Item 1
Financial Statements

                                                       GRISTEDE'S FOODS, INC.
                                                UNAUDITED CONSOLIDATED BALANCE SHEETS

                                                                                                 August 29,            November 29,
ASSETS                                                                                              1999                   1998
                                                                                                ============           ============
CURRENT ASSETS:
     Cash ...........................................................................           $     69,274           $     53,794
     Accounts receivable - net of allowance for
       doubtful accounts
       of $0 at August 29, 1999 and $0 November 29, 1998 ............................              6,537,670              5,091,174
     Inventory ......................................................................             24,139,693             18,425,802
     Prepaid expenses and other current assets ......................................              1,928,698              1,320,931
     Notes receivable - current portion .............................................                309,745              1,032,203
                                                                                                ------------           ------------

     Total current assets ...........................................................             32,985,079             25,923,904
                                                                                                ------------           ------------

PROPERTY AND EQUIPMENT:
     Furniture, fixtures and equipment ..............................................             15,220,261             14,610,788
     Capitalized equipment leases ...................................................             12,186,790              8,267,999
     Leaseholds and leasehold improvements ..........................................             43,098,823             34,388,652
                                                                                                ------------           ------------
                                                                                                  70,505,873             57,267,439
     Less accumulated depreciation and amortization .................................             28,477,884             25,716,915
                                                                                                ------------           ------------

     Net property and equipment .....................................................             42,027,989             31,550,524

     Deposits and other assets ......................................................                866,721                719,429
     Deferred costs .................................................................              2,291,559              1,968,859
     Notes receivable - noncurrent portion ..........................................                330,708                543,793
                                                                                                ------------           ------------

TOTAL ...............................................................................           $ 78,502,056           $ 60,706,509
                                                                                                ============           ============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts payable, trade ........................................................           $ 14,422,287           $ 11,951,436
     Accrued payroll, vacation and withholdings .....................................                523,057              1,543,748
     Accrued expenses and other current liabilities .................................              1,204,327                896,716
     Note payable ...................................................................                      0                319,138
     Capitalized lease obligation - current portion .................................              1,362,544                695,665
     Current portion of long term debt ..............................................              1,385,714              3,314,283
                                                                                                ------------           ------------

     Total current liabilities ......................................................             18,897,930             18,720,986

     Long-term debt - noncurrent portion ............................................             26,197,031             18,663,935
     Due to Affiliate ...............................................................              9,113,500              4,031,394
     Deferred advertising ...........................................................              1,755,154                248,654
     Capitalized lease obligation - noncurrent portion ..............................              5,455,415              2,986,007
     Deferred rents .................................................................              2,217,717              1,673,850
                                                                                                ------------           ------------

      Total liabilities .............................................................             63,636,747             46,324,826
                                                                                                ------------           ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
     Preferred Stock, $50 Par, -shares authorized 500,000;
       none issued
     Common stock,$0.02 par value -
       shares authorized 25,000,000; outstanding
       19,636,574 shares at August 29, 1999 and November 29, 1998 ...................                392,732                392,732
     Additional paid-in capital .....................................................             14,136,674             14,136,674
     Retained eanings/ (deficit) ....................................................                335,903               (147,723)
                                                                                                ------------           ------------

     Total stockholders' equity .....................................................             14,865,309             14,381,683
                                                                                                ------------           ------------

TOTAL ...............................................................................           $ 78,502,056           $ 60,706,509
                                                                                                ============           ============

See accompanying notes.

                                                       GRISTEDE'S FOODS, INC.
                                           UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
                               FOR THE 39 WEEKS AND 13 WEEKS ENDED AUGUST 29, 1999 AND AUGUST 30, 1998


                                                                  39 weeks          13 weeks           39 weeks          13 weeks
                                                                   ended             ended              ended             ended
                                                                 August 29,        August 29,         August 30,        August 30,
                                                                    1999              1999               1998             1998
                                                                =============     =============     =============     =============


Sales ......................................................    $ 132,321,470     $  43,778,204     $ 116,296,764     $  37,631,409
Cost of sales ..............................................       80,855,046        27,171,491        70,211,045        23,006,331
                                                                -------------     -------------     -------------     -------------

Gross profit ...............................................       51,466,424        16,606,713        46,085,719        14,625,078

Store operating, general and administrative expense ........       41,932,689        14,142,298        39,167,716        13,164,251

Depreciation and amortization ..............................        3,366,818         1,058,839         2,973,525           862,422

Non-store operating expenses:

    Administrative payroll and fringes .....................        2,818,819           957,643         2,307,783           842,747
    General office expense .................................          905,259           299,888           871,630           344,019
    Professional fees ......................................          398,069           104,661           148,370            20,373
    Corporate expense ......................................          151,338            36,255           117,689            44,913
                                                                -------------     -------------     -------------     -------------

Total non-store operating expense ..........................        4,273,485         1,398,447         3,445,472         1,252,052
                                                                -------------     -------------     -------------     -------------

Operating profit/ (loss) ...................................        1,893,432             7,129           499,006          (653,647)
                                                                -------------     -------------     -------------     -------------

Other income (expense):

    Interest expense .......................................       (1,738,785)         (676,284)       (1,386,393)         (533,453)
    Interest income ........................................           69,337            21,775           142,298            43,611
    Other income ...........................................          307,098           307,098                 0                 0
                                                                -------------     -------------     -------------     -------------

Total other expense - net ..................................       (1,362,349)         (347,410)       (1,244,095)         (489,842)
                                                                -------------     -------------     -------------     -------------

Income/ (loss) before income taxes .........................          531,083          (340,281)         (745,089)       (1,143,489)

Provision for income taxes .................................           47,457            19,120                 0           (42,500)
                                                                -------------     -------------     -------------     -------------

Net income/ (loss) .........................................    $     483,626     $    (359,401)    $    (745,089)    $  (1,100,989)
                                                                =============     =============     =============     =============

Income/ (loss) per share ...................................    $        0.02     ($       0.02)    ($       0.04)    ($       0.06)
                                                                =============     =============     =============     =============

Weighted average number of shares and
equivalents outstanding ....................................       19,636,574        19,636,574        19,636,574        19,636,574
                                                                =============     =============     =============     =============



See accompanying notes



                                                       GRISTEDE'S FOODS, INC.
                                      UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                              FOR THE NINE MONTHS ENDED AUGUST 29, 1999



                                                                                         Additional      Retained         Total
                                                              Common stock                Paid-In        earnings     Stockholders'
                                                         Shares          Amount           Capital        (Deficit)        Equity
                                                      ===========      ===========      ===========     ===========     ===========
Balance at November 30, 1997 ....................      19,636,574      $   392,732      $14,136,674         140,616      14,670,022

Net loss for the year ended
  Novemeber 29, 1998 ............................                                                          (288,339)       (288,339)

                                                      -----------      -----------      -----------     -----------     -----------

Balance at November 29, 1998 ....................      19,636,574      $   392,732      $14,136,674        (147,723)     14,381,683

Net income for the thirty nine  weeks
   ended August 29, 1999 ........................                                                           483,626         483,626
                                                      -----------      -----------      -----------     -----------     -----------

Balance at August 29, 1999 ......................      19,636,574      $   392,732      $14,136,674         335,903      14,865,309
                                                      ===========      ===========      ===========     ===========     ===========





See accompanying notes.

                                                       GRISTEDE'S FOODS, INC.
                                           UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    FOR THE NINE MONTHS ENDED AUGUST 29, 1999 AND AUGUST 30, 1998

                                                                             39 weeks              39 weeks
                                                                               ended                ended
                                                                            August 29,            August 30,
                                                                               1999                  1998
                                                                           ============          ============
Cash flows from operating activities:

   Net income/ (loss) ..................................................   $    483,626          $   (745,089)

   Adjustments to reconcile net income to
     net cash provided by operating activities:

     Depreciation and amortization .....................................      3,366,818             2,973,252

     Changes in operating assets and liabilities:

       Accounts receivable - net .......................................     (1,446,495)             (972,510)
       Inventory .......................................................     (5,713,891)           (1,652,663)
       Prepaid expenses and other current assets .......................       (607,767)             (298,687)
       Notes receivable ................................................        935,543               386,030
       Receivable from officer .........................................              0               351,778
       Due to related party ............................................      5,082,106
       Other assets ....................................................     (1,075,841)             (451,862)
       Accounts payable, trade .........................................      2,470,852            (2,188,126)
       Accrued payroll, vacation and withholdings ......................     (1,020,691)             (711,765)
       Accrued expenses and other current liabilities ..................        307,611               (11,017)
       Deferred rents ..................................................        543,867               522,466
       Other credits ...................................................      1,506,500               (97,500)
                                                                           ------------          ------------

         Net cash provided by/(used)
          in operating activities ......................................      4,832,238            (2,895,693)
                                                                           ------------          ------------

Cash flows from investing activities:

   Capital expenditures - net ..........................................    (13,238,434)           (7,036,763)
                                                                           ------------          ------------

         Net cash used in investing activities .........................    (13,238,434)           (7,036,763)
                                                                           ------------          ------------

Cash flows from financing activities:

    Repayments of bank loan ............................................     (2,264,611)           (1,546,545)
    Repayment capitalized lease obligations ............................       (732,471)             (403,749)
    Proceeds from bank loans ...........................................      7,550,000            10,500,000
    Proceeds from capitalized lease obligations ........................      3,868,758             1,396,331
                                                                           ------------          ------------

         Net cash provided by financing activities .....................      8,421,676             9,946,037
                                                                           ------------          ------------

NET INCREASE  IN CASH AND CASH EQUIVALENTS .............................         15,480                13,581

CASH AND CASH EQUIVALENTS, begining of period ..........................         53,794                88,970
                                                                           ------------          ------------

CASH AND CASH EQUIVALENTS, end of period ...............................   $     69,274          $    102,551
                                                                           ============          ============

Supplemental disclosures of cash flow information:

    Cash paid for interest .............................................   $  1,464,021          $  1,277,535
    Cash paid for taxes ................................................   $     55,808          $     22,056


Noncash Transactions:
    Acquisition of new store ...........................................                               30,921


See accompanying notes.

                     GRISTEDE'S FOODS, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BUSINESS - On November 4, 1997, Sloan's Supermarkets, Inc. ("Sloan's") changed its name to Gristede's Sloan's, Inc. ("GRI" or the "Company"). On November 10, 1997, GRI acquired certain assets, net of liabilities, of 29 selected supermarkets and a wholesale distribution business ("The Food Group") controlled by Mr. John Catsimatidis, Chairman and 37% stockholder of Sloan's. The transaction was accounted for as the acquisition of Sloan's by The Food Group pursuant to Emerging Issues Task Force 90-13 as a result of The Food Group obtaining control of Sloan's after the transaction. The assets and liabilities of The Food Group were recorded at their historical cost. Sloan's assets and liabilities were recorded at their fair value to the extent acquired. Consideration for the transaction was based on an aggregate of $36,000,000 in market value of the Company's common stock and the assumption of $4,000,000 of liabilities. 16,504,298 shares of common stock were issued on the date of the acquisition based on a market price of $2.18 per share. On August 16, 1999 the Company changed its name to Gristede's Foods, Inc.

The Company presently operates 41 supermarkets (the "Supermarkets") and one pharmacy store. 36 Supermarkets are located in Manhattan, New York, three Supermarkets are located in Westchester County, New York, one Supermarket is located in Brooklyn, New York, one Supermarket is located in Long Island, New
York. The pharmacy store is located in Manhattan, New York. 10 of the Supermarkets are operated under the "Sloan's" name and 31 are operated under the "Gristede's" name. The Company leases all of its store locations.

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

                     GRISTEDE'S FOODS, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

2. RELATED PARTY TRANSACTIONS

Under a management agreement dated November 10, 1997, Namdor Inc., a subsidiary of the Company, performs consulting and managerial services for three supermarkets owned by corporations controlled by John Catsimatidis. In consideration of such services, Namdor Inc. is entitled to receive on a quarterly basis a cash payment of 1.25% of all sales of merchandise made at the managed supermarkets. During the quarter and nine months ended August 29, 1999 the management fee income was $23,250 and $76,231, respectively. For the quarter and nine months ended August 30, 1998 the management fee income was $26,873 and $85,664, respectively.

C&S Acquisition Corp. (formerly Red Apple Leasing, Inc.) a corporation wholly owned by John Catsimatidis, leases equipment to the Company. Such leases are primarily for store operating equipment. Obligations under capital leases at August 29, 1999 were $552,757 and require monthly payments of $35,114 through March 1, 2001. Obligations under operating leases were $41,676 per month during the quarter ended August 29, 1999.

Advertising services are provided to the Company by an affiliated company, MCV Advertising Associates Inc., a company owned by John Catsimatidis. For the quarter and nine months ended August 29, 1999 the costs incurred were $211,179 and $830,428 respectively. For the quarter and nine months ended August 30, 1998, the costs incurred were $232,279 and $818,616, respectively.

                     GRISTEDE'S FOODS, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

2. RELATED PARTY TRANSACTIONS (Continued)

The Company leases three locations from Red Apple Real Estate, Inc., a company solely owned by John Catsimatidis. During the quarter and nine months ended August 29, 1999 the Company paid to Red Apple Real Estate, Inc. $158,361 and $788,227, respectively. During the quarter and nine months ended August 30,1998 the Company paid $301,852 and $675,971, respectively.

Wolf, Block, Schorr and Solis-Cohen LLP, a law firm of which Martin Bring, a director of the Company is a partner, received fees of $89,574 and $183,738 during the quarter and nine months ended August 29, 1999, respectively. During the quarter and nine months ended August 30, 1998, they received fees of $75,252 and $157,047, respectively.

On February 6, 1998, the Company purchased substantially all of the assets and assumed certain of the liabilities of a supermarket located at 1644 York Avenue, New York City, that was owned by a corporation controlled by John Catsimatidis. The purchase price was to be determined at a subsequent date based on, among other things, a review of the operating statement of the supermarket from February 6, 1998 to a date no earlier than January 31, 1999. During the quarter, and using a valuation methodology similar to that used in the October, 1997 valuation of the Food Group, the supermarket was valued at $3,389,000. The excess over the $30,921 book value of the fixed assets acquired was credited to fixed assets. The Company paid for the supermarket by recording an affiliate liability.


                     GRISTEDE'S FOODS, INC. AND SUBSIDIARIES

                                     PART I

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE QUARTERS AND NINE MONTHS ENDED AUGUST 29, 1999 AND AUGUST 30, 1998

RESULTS OF OPERATIONS

The following table sets forth items from the Company's Consolidated Statements of Operations as a percentage on sales.

                                      39 weeks   13 weeks   39 weeks    13 weeks
                                        ended      ended      ended       ended
                                       8/29/99    8/29/99    8/30/98     8/30/98
                                       =======    =======    =======     =======
Sales ..............................     100.0      100.0      100.0      100.0
Cost of sales ......................      61.1       62.1       60.4       61.1
                                         -----      -----      -----      -----
Gross profit .......................      38.9       37.9       39.6       38.9
Store operating, general and
    administrative expense .........      31.7       32.3       33.7       35.0
Depreciation and amortization ......       2.5        2.4        2.5        2.3
Non-store operating expense ........       3.2        3.2        3.0        3.3
                                         -----      -----      -----      -----
Operating profit ...................       1.5        0.0        0.4       (1.7)
Other income (expense) .............      (1.0)      (0.8)      (1.0)      (1.3)
                                         -----      -----      -----      -----
Income from operations
    before income taxes ............       0.5       (0.8)      (0.6)      (3.0)
Provisions for income taxes ........       0.1       --         --          0.1
                                         -----      -----      -----      -----
Net income .........................       0.4       (0.8)      (0.6)      (2.9)
                                         =====      =====      =====      =====

Sales for the quarter and nine months ended August 29, 1999 were $43,778,204 and $132,321,470, respectively. Sales for the quarter and nine months ended August 30, 1998 were $37,631,409 and $116,296,764, respectively. The increase in sales during the 1999 periods were primarily the result of the Company's remodeling program, which is continuing and a new store which was in operation during the entire third quarter of 1999.

Gross profit was  $16,606,713  or 37.93% of sales and  $51,466,424  or 38.89% of sales for the quarter and nine months ended August 29, 1999, respectively as compared with $14,625,078 or 38.86% of sales and $46,085,719 or 39.63% of sales for the quarter and nine months ended August 30, 1998, respectively. The decrease in gross profit as a percentage of sales during the 1999 periods was primarily due to selected promotional price reductions in connection with the grand reopening periods of the newly remodeled stores.

Store operating, general and administrative expenses were $14,142,298 or 32.30% of sales and $41,932,689 or 31.69% of sales for the quarter and nine months ended August 29, 1999, respectively as compared to $ 13,164,251 or 34.98% of sales and $39,167,716 or 33.68% of sales for the quarter and nine months ended August 30, 1998, respectively. The decrease in store operating, general and administrative expense as a percentage of sales in the 1999 periods was mainly due to better cost controls in relation to the increased sales.

Non-store operating expenses were $1,398,447 or 3.19% of sales and $4,273,485 or 3.23% of sales for the quarter and nine months ended August 29, 1999, respectively as compared to $1,252,052 or 3.33% of sales and $3,445,472 or 2.96% of sales for the quarter and nine months ended August 30,1998, respectively. Administrative payroll and fringes were 2.19% of sales and 2.13% of sales for the quarter and nine months ended August 29, 1999, respectively as compared with 2.24% and 1.98% of sales for the quarter and nine months ended August 30, 1998, respectively. The increase in the 1999 nine month period reflects the addition of supervisory and data processing personnel to handle the additional business generated by the store remodeling program. General office expenses as a percentage of sales were 0.68% and 0.69% for the quarter and nine months ended August 29, 1999, respectively as compared to 0.91% and 0.75% for the quarter and nine months ended August 30, 1998, respectively. The decrease during the 1999 periods was primarily due to better cost controls in relation to the increased sales. Professional fees were 0.24% and 0.30% of sales for the quarter and nine months ended August 29, 1999 as compared to 0.06% and 0.13% of sales for the quarter and nine months ended August 30, 1998, respectively. The increase in the 1999 periods was due to the additional need for outside accounting and legal services. Corporate expenses as a percentage of sales were 0.08% and 0.11% for the quarter and nine months ended August 29, 1999, respectively as compared to 0.12% and 0.10% of sales for the quarter and nine months ended August 30, 1998, respectively. The decrease during the quarter was primarily due to decreased shareholder expenses.

Interest expense for the quarter and nine months ended August 29, 1999 was $676,284 and $1,738,785, respectively as compared to $533,453 and $1,386,393 for the quarter and nine months ended August 30, 1998, respectively. The increase in the 1999 periods was primarily attributable to increased borrowings under the Company's bank credit facility and increased capitalized equipment leasing.

Interest income for the quarter and nine months ended August 29, 1999 was $21,775 and $69,337, respectively as compared with $43,611 and $142,298 for the quarter and nine months ended August 30, 1998, respectively. The decrease in the 1999 periods was due to the reduction in outstanding notes receivable as compared to the 1998 periods.

Other income for the quarter and nine months ended August 29, 1999 was $307,098,and $307,098, respectively and represents net income from the buyout of a lease on a non- productive store.

As a result of the items reviewed above the net loss and net income before provision for income taxes for the quarter and nine months ended August 29, 1999, respectively was $340,281 and $531,083, respectively as compared to a net loss of $1,143,489 and $745,089, respectively.


LIQUIDITY AND CAPITAL RESOURCES

On November 10, 1997, the Company completed its financial arrangements with a group of banks for a credit facility in the aggregate amount of $25,000,000. Under the credit agreement the Company obtained a term loan in the amount of $12,000,000 to refinance prior bank debt, an improvement term loan line of credit in the amount of $8,000,000 to finance capital improvements to its supermarkets and a revolving line of credit in the amount of $5,000,000 to provide working capital. Effective May 29, 1999, the banks executed an amendment to the credit facility that (i) extended its maturity date until November 30, 2003, at which time all amounts outstanding thereunder are due, (ii) amended certain financial covenants and (iii) reduced the amortization of the term loan and improvement term loan facilities and increased the revolving line of credit to $14,000,000, all as follows: the term loan amortization was reduced to $100,000 per month until June 2000, and thereafter is $142,857 per month; amortization on the improvement term loan is $50,000 per month commencing July 2000 until June 2001 and $133,333 per month thereafter; the revolving credit commitment reduces by $466,667 per month commencing July 1,2001. Presently $1,400,000 is available under the revolving line of credit; the term loan facility and the improvement term loan facility are fully utilized.

Borrowing under the credit facility bear interest at a spread over either the prime rate of the agent bank or a LIBOR rate, with the spread dependent on the ratio of the Company's funded debt to EBITDA ratio, as defined in the credit agreement. The average interest rate on amounts outstanding under the facility during the 13 weeks ended August 29, 1999 was 7.9 % per annum.

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

The Company has available approximately $1.2 million in third party leasing lines of credit to lease finance equipment for its store remodeling and expansion program.


YEAR 2000 ISSUE

The Company has assessed it's information technology ("IT") systems for Year 2000 readiness and has given the highest priority to those IT systems it considers mission critical. The systems the Company considers mission critical are its store automation systems (including point of sale systems) and its computer systems at its main office which support these store systems.

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

The Company has decided to substantially expand and enhance its information technology systems to further leverage the investment the Company has made on in-store automation and networking in the last few years. The Company will be implementing state of the art client server systems on Microsoft Windows NT platforms, using best of breed applications from selected vendors, for time and attendance, payroll, inventory control and distribution, and financial applications. The Company switched all payroll processing to the new system during June 1999. These systems will allow for better decision tools and quicker information flows between the stores, the main office, and the Company owned distribution facility.

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

                    GRISTEDE'S FOODS, INC. AND SUBSIDIARIES

PART II - OTHER INFORMATION


Item 1.  Legal Proceedings

              None.

Item 2.  Changes in Securities and Use of Proceeds

              None.

Item 3.  Defaults Upon Senior Securities

              None.

Item 4.  Submission of Matters to a Vote of Security Holders

              An Annual Meeting of Stockholders of the Company was held on August 12, 1999. The stockholders approved an amendment to the Company's Certificate of Incorporation to change the name of the Company to Gristede's Foods, Inc. The number of votes cast in favor of the amendment was 17,869,670. There were no votes cast against and no abstentions. In addition, each of Kishore Lall, Martin Steinberg and Edward Salzano was elected as a Class 1 director to serve for a term expiring at the 2002 Meeting of Stockholders (17,869,670 shares voted in favor of the election of each of Kishore Lall, Martin Steinberg and Edward Salzano with no votes cast against or abstaining).

              The stockholders also approved a proposal to amend the 1998 Stock Option Plan of the Company to increase the number of shares of Common Stock reserved for issuance upon exercise of options granted under the Plan from 500,000 to 1,500,000. The number of votes cast in favor was 17,869,670 with no votes cast against or abstaining.

Item 5.  Other Information
              None.

Item 6.  Exhibits and Reports on Form 8-K
         (a) Exhibits

              27. Financial Data Schedule (filed herewith)

          (b) On June 15, 1999 the Company filed a Current Report on Form 8-K reporting certain amendments to its Credit Facility with a group of banks.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                  Gristede's Foods, Inc.

                                              By: /s/ John A. Catsimatidis
                                                  ------------------------
                                                  John A. Catsimatidis
                                                  Chairman of the Board and
                                                  Chief Executive Officer

Dated: October 12, 1999



                                              By: /s/ Stuart Spivak
                                                  ------------------------
                                                  Stuart Spivak
                                                  Executive Vice President and
                                                  Chief Financial Officer

Dated: October 12, 1999