Form 10-K
period 1999-11-28
GRISTEDES SLOANS INC /DE
filed 2000-06-12
CIK 28325

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For fiscal year ended November 28, 1999

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the transition period from________________ to___________________

Commission File No. 1-7013

                             GRISTEDE'S FOODS, INC.
             (Exact name of registrant as specified in its charter)

          Delaware                                          13-1829183
(State or Other Jurisdiction of                          (I.R.S. Employer
incorporation or organization)                          Identification No.)

823 Eleventh Avenue, New York, New York                     10019-3535
(Address of Principal Executive Offices)                    (Zip Code)

                                 (212) 956-5803
              (Registrant's Telephone Number, Including Area Code)

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

                                 Yes |X| No |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

As of March 16, 2000, 19,636,574 shares of the registrant's common stock, $0.02 par value, were outstanding. The aggregate market value of the common stock held by nonaffiliates of the registrant (i.e., excluding shares held by executive officers, directors, and control persons as defined in Rule 405) on that date was $3,347,255 computed at the closing price on that date.

Documents Incorporated by Reference: None

      This annual report on Form 10-K contains both historical and "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as "anticipates", "believes", "expects", "intends", "future", and similar expressions identify forward-looking statements. Any such "forward-looking" statements in this report reflect the Company's current views with respect to future events and financial performance, and are subject to a variety of factors that could cause the actual results or performance to differ materially from historical results or from the anticipated results or performance expressed or implied by such forward-looking statements. Because of such factors, there can be no assurance that the actual results or developments anticipated by the Company will be realized or, even if substantially realized, that they will have the anticipated results. The risks and uncertainties that may affect the Company's business include, but are not limited to: economic conditions, governmental regulations, technological advances, pricing and competition, acceptance by the marketplace of new products, retention of key personnel, the sufficiency of financial resources to sustain and expand the Company's operations, and other factors described in this report and in prior filings with the Securities and Exchange Commission. Readers should not place undue reliance on such forward-looking statements, which speak only as of the date hereof, and should be aware that except as may be otherwise legally required of the Company, the Company undertakes no obligation to publicly revise any such forward- looking statements to reflect events or circumstances that may arise after the date hereof.

ITEM 1. BUSINESS.

General

      The Company is a Delaware corporation whose principal executive offices are located at 823 Eleventh Avenue, New York, New York 10019-3535. Unless the context otherwise requires, the terms "Company" or "Registrant" as used herein refer to Gristede's Foods, Inc. (which is a holding corporation) and its wholly owned subsidiaries.

      As of November 28, 1999 the Company owned and operated 42 supermarkets, and one free standing pharmacy offering health and beauty aids and general merchandise (the "Supermarkets"). Thirty-eight Supermarkets are located in Manhattan, New York, three Supermarkets are located in Westchester County, New York, one Supermarket is located in Brooklyn, New York and one Supermarket is located in Long Island, New York. 31 of the Supermarkets are operated under the "Gristede's" name and 12 are operated under the "Sloan's" name. The Company leases all of its Supermarket locations. During fiscal 1999 the Company embarked on a plan to open in-store pharmacies in select Supermarket locations. The Company is currently operating four in-store pharmacies and one free standing pharmacy.

      During fiscal 1999 the Company acquired two new Supermarkets and opened one new free standing Gristede's pharmacy.

      The Company also owns City Produce Operating Corp.("City Produce"), a corporation that operates a warehouse used as an internal distribution center, on leased premises in Bronx County, New York. The warehouse operation supplies the Company's Supermarkets with groceries and fresh produce. The warehouse also sells wholesale fresh produce to third parties. During fiscal 1999 the warehouse operation leased an additional 20,000 square feet next to its current premises in order to meet increasing demands for its merchandise.

      The Company competes on the basis of providing customer convenience, service and a wide assortment of food products, including those that are appealing to the clientele in the neighborhoods where its Supermarkets are located. The Supermarkets, like most Manhattan

(supermarkets, are smaller than their suburban counterparts, ranging in size from approximately 3,200 to 23,000 square feet of selling space and averaging 9,000 square feet of selling space.

      The Supermarkets offer, at competitive prices, broad lines of merchandise, including nationally and regionally advertised brands, private label and generic brands. Merchandise sold includes food items such as fresh meats, produce, dry groceries, dairy products, baked goods, poultry and fish, fresh fruits and vegetables, frozen foods, and delicatessen and gourmet foods, as well as many non-food items such as cigarettes, soaps, paper products, and health and beauty aids. Check-cashing services are available to qualified customers holding check-cashing cards and, for a small fee, the Company will deliver groceries to a customer's apartment door. The Supermarkets accept payment by Mastercard, Visa, American Express and Discover credit cards. Most of the Supermarkets are open sixteen hours per day, seven days a week and on holidays, including Christmas, New Year's and Thanksgiving. Most of the Supermarkets close two hours earlier on Sundays.

      The Company's predecessor was incorporated in 1956 in New York. In 1985, the Company's domicile was changed to Delaware by merging the predecessor corporation into a newly formed Delaware corporation, incorporated for such purpose. The Company became a public company in 1968 and listed its Common Stock on the American Stock Exchange in 1972. Until 1992, the Company engaged in the jewelry business, operating under the name Designcraft Industries, Inc. for most of such time. The Company changed its name to Sloan's Supermarkets, Inc., in September 1993 and to Gristede's Sloan's, Inc., in November 1997. The Company changed its name to Gristede's Foods, Inc. in August 12, 1999 to reflect its strategy of changing its existing "Sloan's" banner locations to "Gristede's" subsequent to a store remodeling.

Growth Strategy

      On November 10, 1997, a Merger Agreement was consummated pursuant to which 29 Supermarkets directly or indirectly owned by Mr. Catsimatidis, merged into wholly owned subsidiaries of the Company (the "Merger"). The Company believes that the Merger has allowed it to realize synergies and increased operating leverage while providing management with the necessary resources and focus to streamline operations, automate facilities and capitalize on strategic opportunities. The Company also believes that the Merger has enabled it to achieve the critical mass necessary to execute its future growth strategy.

      Subsequent to the Merger, the Company embarked on a capital expenditure program for its Supermarkets that includes extensive remodelings, the introduction of a centralized point-of- sale information system and the opening of in-store pharmacies in select Supermarket locations. The Company has a $34,000,000 revolving credit and term loan facility from certain banks maturing November 30, 2003 and lease finance facilities from third party leasing companies to finance such capital improvements. The Company is negotiating an increase in its bank facilities (see Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operation-Liquidity and Capital Resources").

      During the fiscal year ended November 28, 1999, seven stores were remodeled, with four stores having new in-store pharmacies. Two new Supermarkets and one free standing pharmacy featuring health and beauty aids were also opened during fiscal 1999. The aggregate capital expenditures on such remodelings and new store openings was approximately $12,360,000.

Subject to the availability of financing, during the fiscal year ending December 3, 2000, the Company anticipates it will spend approximately $10,000,000 to $12,000,000 in aggregate capital expenditures on additional remodelings and new store and pharmacy openings. The Company is currently negotiating an increase in its credit facility. If the terms of such agreement are not satisfactory to the Company, the Company will seek increased financing from third party leasing companies and/or additional financing from the Company's principal shareholder and other sources. The Company anticipates that it will continue opening new stores and pharmacies in future years. The modernized smaller Supermarkets are being re-named "Gristede's 2001", and the larger Supermarkets are being re-named "Gristede's Mega Stores".

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

      The Company may also expand its operations through the acquisitions of supermarkets and/or the acquisition of businesses that the Company believes would complement its core supermarket business. However, pursuant to an order embodying a Settlement Agreement between the Federal Trade Commission (the "FTC"), John Catsimatidis, the Company and certain other companies controlled by Mr. Catsimatidis (collectively, the "Companies"), for a period of ten years from March 6, 1995, the Company cannot, without prior FTC approval, acquire any interest in any existing supermarket in a designated area in Manhattan. The order does not restrict the Company from acquiring an interest in a supermarket (in such designated area) by leasing or purchasing a new location that at the time of acquisition (and for six months prior to the acquisition) is not (or was not) being operated as a supermarket. There are no restrictions on the Company acquiring supermarkets that are located outside the designated area. For further information concerning the Settlement Agreement and proceeding brought by the FTC against the companies that prompted the Settlement Agreement, see Note 12 of Notes to the Financial Statements of the Company.

Marketing

      The Company advertises in local newspapers on a weekly basis. The Company's advertising emphasizes competitive prices and variety of merchandise. Some of the Company's vendors offer cooperative advertising allowances, which the Company receives for advertising particular products in its newspaper advertisements.

Competition

      The Company's retail business is subject to intense competition, characterized by low profit margins and requiring regular advertising. All of the Supermarkets are in direct competition with Food Emporium, D'Agostino, A&P, Pathmark and independent supermarket/grocery operators which do business under the names "Pioneer", "Key Food" and "Associated", many of which are larger and have substantially greater resources than the Company. The Supermarkets also compete with other outlets that sell products sold by supermarkets in New York City. Those outlets include gourmet food stores, health and beauty aid stores, drug stores, produce stores, bodegas, delicatessens and other retail food establishments. In addition, several of the Company's competitors have announced plans to open larger stores.

Sources of Supply; Inventory Policy

      During fiscal 1999 the Company obtained approximately 40% of the merchandise sold in its stores from one principal merchandise supplier, White Rose Foods, and the balance from other vendors, none of which accounted for more than 10% of merchandise purchased by the Company. The Company believes that its supplier relationships are currently satisfactory. The Company is not dependent on these supplier relationships since merchandise is readily available from numerous sources under different brand names, subject to conditions affecting food supplies generally.

      The Company's policy is to have its Supermarkets fully stocked with merchandise at all times. This policy requires the Company to carry significant amounts of inventory. As stated above, replenishment merchandise is readily available from the Company's suppliers and, on average, approximately 76% of the Company's inventory is sold before the Company is required to pay its suppliers.

Tradenames

      The Company owns the "Gristede's" tradename. Such name has an established reputation in the areas served by the Supermarkets for convenience, competitive prices, service and a wide variety of quality produce and merchandise. Gristede's is a federally registered trademark.

Labor Contracts

      All of the employees of the Company other than 147 administrative employees and executives and 75 store managers and co-managers are represented by unions. The table below sets forth the name of each union with which the Company has a collective bargaining agreement and the expiration date of such agreement.

Name of Union                                                    Expiration Date

Retail, Wholesale & Chain Store                                  October 5, 2002
Food Employees Union, Local 338
Amalgamated Meat Cutters and Retail Food Local 342               October 5, 2003
Store Employees Union, Local 342-50
United Food and Commercial Workers Union                       December 21, 2002
("UFCW"), Local 174
UFCW, Local 1500                                                   June 23, 2002
UFCW, Local 464A                                                     May 1, 2003
International Brotherhood of Teamsters                             June 30, 2002
("Teamsters"), Local 803
Teamsters, Local 202                                           December 31, 2003

Governmental Approvals

      All of the Supermarkets have obtained all necessary governmental approvals, licenses and operating permits to operate the stores.

Employees

      At February 15, 2000, the Company had approximately 1,528 employees, 1,381 of which are employed at the Supermarkets or the City Produce warehouse, and 147 of which are employed at the Company's executive offices. Approximately 583 of the employees were employed on a full-time basis of which 412 work in the Supermarkets.

Seasonality

      The Company's Supermarkets are predominantly located in the borough of Manhattan in New York City and serve a more affluent clientele often referred to as the "carriage trade." Owing to the significant exodus of such customers during the summer months for vacation and holiday, together with an increased propensity by resident customers for out of home dining during such period, the Company traditionally incurs up to a 20% seasonal drop in sales during the months of July and August each year. The seasonal decline in sales does not have a material impact on the level of inventories carried by the Company.

Environmental Compliance

      Compliance by the Company with Federal, State and local provisions that have been enacted or adopted regarding the discharge of materials into the environment, or otherwise relating to the protection of the environment, does not have a material financial impact on the Company.

ITEM 2. PROPERTIES.

      The Company leases all 43 Supermarket locations and the warehouse and distribution center operated by City Produce. Five of such leases expire prior to 2002, 18 of such leases expire on dates from 2002 through 2011 and 20 of such leases expire on dates from 2012 through 2019. The Supermarkets range in size from approximately 3,200 to 23,000 square feet of selling space, averaging 9,000 square feet of selling space. All of the stores are air-conditioned, have all necessary fixtures and equipment and are suitable for the retail operations conducted thereat.

ITEM 3. LEGAL PROCEEDINGS.

      On August 8, 1994, a lawsuit against the Company and Mr. Catsimatidis was instituted in the United States District Court for the Southern District of New York by RMED International, Inc. ("RMED"), a former stockholder of the Company.

      The complaint alleges, among other things, that RMED and a purported class consisting of persons who purchased the Company's common stock on or after March 19, 1993 were damaged by alleged non-disclosures in certain filings made by the Company with the Securities and Exchange Commission between January 1993 and June 1994 relating to an investigation by the FTC. The complaint alleges that such non-disclosures constituted violations of Federal and New York State securities laws, as well as common law fraud and seeks damages (including punitive damages) in an unspecified amount (although in discovery proceedings the named plaintiff has claimed that its damages were approximately $800,000), as well as costs and disbursements of the action. On June 2, 1994, the Company issued a press release that disclosed the FTC action.

      On September 30, 1994, the defendants filed a motion to dismiss for failure to state a cause of action and for lack of subject matter jurisdiction over the state claims. The motion was denied. In June 1995, RMED filed a motion for class certification which motion was granted in March 1996. Fact discovery was completed by the end June 1998. Expert discovery was completed by the end of 1998. Plaintiff's expert prepared a report claiming that plaintiffs have suffered damages in an amount in excess of $3,000,000. In August 1999, defendants moved to exclude plaintiff's expert report. That motion was denied. The defendants intend to file a motion for summary judgment.

      Management believes that the lawsuit is without merit and intends to defend the action vigorously; however, the outcome cannot be determined.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS.

                                      None

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Market Information

      The Company's Common Stock is listed on the American Stock Exchange. Since November 12, 1997 the Common Stock has been quoted under stock symbol "GRI." Prior thereto it was quoted under the symbol "SLO." For the years ended November 28, 1999 and November 29, 1998, the quarterly high and low price range for such common stock is shown in the following tabulation.

                                Fiscal Year Ended           Fiscal Year Ended
                                November 28, 1999           November 29, 1998
--------------------------------------------------------------------------------
Quarter                       High           Low          High           Low
--------------------------------------------------------------------------------
First                         2-1/4          1-3/4        2-3/8          1-11/16
Second                        2-1/2          1-3/4        4-1/2          1-7/8
Third                         3-15/16        1-3/4        3-13/16        2-7/8
Fourth                        3-1/4              2        2-13/16        2-3/16
--------------------------------------------------------------------------------

      The approximate number of holders of record of the Company's Common Stock on February 18, 2000 was 277. The Company believes that there are a significant number of shares of the Company's Common Stock held in street name and, consequently, the Company is unable to determine the actual number of beneficial owners.

Dividends

      The Company has never paid a cash dividend on its Common Stock and does not expect to pay a cash dividend in the near future.

ITEM 6. SELECTED FINANCIAL DATA

                     Year Ended       Year Ended     39 Weeks Ended             Year Ended

----------------------------------------------------------------------------------------------------
                     November 28,     November 29,     November 30,      March 2,         March 3,
                         1999             1998             1997(1)         1997             1996
                         ----             ----             ----            ----             ----
Sales               $ 181,980,204    $ 157,462,869    $ 77,908,693    $ 104,168,864    $ 116,866,063

Cost of sales         112,565,940       94,282,306      48,591,721       63,932,541       72,351,240

Gross profit           69,414,264       63,180,563      29,316,972       40,236,323       44,514,823

Direct operating
expenses               57,632,921       53,490,803      27,462,628       33,821,475       37,566,143

Corporate
overhead                5,917,305        4,742,810       3,983,280        6,207,930        6,405,593

Depreciation and
amortization            4,668,645        3,948,000       1,585,486        2,092,403        2,257,714

Bad debt expense          500,000               --              --          113,242          222,878

Interest expense        2,528,677        1,832,036             N/A              N/A              N/A

Net loss               (2,873,331)        (288,339)     (3,714,422)      (1,998,727)      (1,937,505)

Loss per share               (.12)            (.01)             --               --               --
before
cumulative effect
of change in
accounting
principle

Cumulative                   (.03)              --              --               --               --
 effect of change
 in accounting
 principles

Loss per share -             (.15)            (.01)            N/A              N/A              N/A
basic and diluted

At End of Period
----------------
Total assets           78,030,171       60,706,509      52,705,555       23,119,000       20,152,454

Long-term debt         32,686,550       21,649,942      12,662,910               --               --

Total liabilities      66,521,819       46,324,826      38,035,533       20,014,000       17,620,539

      The periods prior to the fiscal year ended November 29, 1998 include only the sales and expenses directly attributable to stores owned and operated by John Catsimatidis which were transferred to the public company (the "Food Group") and do not include all items necessary for the statement of operations.

      (1) Includes the operations of the Food Group only for the 36 week period from March 3, 1997 to November 9, 1997 and the operations of the combined Company from November 10, 1997 to November 30, 1997.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                                 OF OPERATIONS.

Company Background

      The fiscal year ended November 28, 1999 and the fiscal year ended November 29, 1998 consisted of 52 weeks each. The transition period from March 3, 1997 until November 30, 1997 (the "Transition Period") consisted of 39 weeks.

Results of Operation (1999 Compared to 1998)

      The following table sets forth, as a percentage of sales, components of the Results of Operations:

                                   52 weeks ended        52 Weeks ended
                                  November 28, 1999     November 29, 1998
                                ----------------------------------------------
Sales                                   100.0%                100.0%

Cost of sales                            61.9%                 59.9%
                                ----------------------------------------------

Gross profit                             38.1%                 40.1%

Store operating, general and             31.7%                 34.0%
   Administrative expense

Pre-store opening startup costs           0.4%                   --

Bad debt expense                          0.3%                   --

Depreciation and amortization             2.5%                  2.5%

Non-store operating expense               3.3%                  3.0%
                                ----------------------------------------------

Operating (loss)/profit                  (0.1%)                 0.6%

Other income (expense)                   (1.2%)                (0.8%)
                                ----------------------------------------------

Loss from operations                     (1.3%)                (0.2%)
   before income taxes and
   cumulative effect of change
   in accounting principles

Cumulative effect of change in           (0.3%)                  --
  accounting principle

Net loss                                 (1.6%)                (0.2%)
                                ==============================================

      Sales for the 52 weeks ended November 28, 1999 were $181,980,204 as compared to sales for the 52 weeks ended November 29, 1998 of $157,462,869. The increase in sales during the 1999 period was primarily the result of the Company's remodeling program, which is continuing and two new stores, one of which opened in May 1999 and one of which opened in November 1999.

      Gross profit was $69,414,264 or 38.14% of sales for the 52 week period ended November 28, 1999 as compared with $63,180,563 or 40.12% of sales for the 52 week period ended November 29, 1998. The decrease in gross profit as a percentage of sales, during the 1999 period, was primarily due to selected promotional price reductions in connection with the grand reopening periods of the newly remodeled stores and the grand opening periods of the new stores and certain stores having unusually low gross margins during the fourth quarter of fiscal 1999 (which were recovered in the subsequent first quarter of fiscal
2000).

      Store operating, general and administrative expenses were $57,632,921 or 31.67% of sales for the 52 week period ended November 28, 1999 as compared to $53,490,803 or 33.97% of sales for the 52 week period ended November 29, 1998. The $4,142,108 increase in store operating, general and administrative expenses in the 1999 period was primarily the result of increased salaries, fringe benefits and supplies costs as a result of the increased sales in such period. The decrease in store operating, general and administrative expenses as a percentage of sales in the 1999 period was mainly due to better cost controls in relation to the increased sales notwithstanding the increase in opening period advertising. Advertising expenses included in store operating, general and administrative expense were $1,290,121, $1,206,926 and $66,625 for the 52 weeks ended November 28, 1999 and November 29, 1998 and the three weeks ended November 30, 1997, respectively.

      Pre-store opening startup costs were $799,529 or 0.44% of sales for the 52 weeks ended November 29, 1999 as compared to $610,428 which was previously deferred and reflected as a cumulative effect adjustment in the current period. The pre-store opening startup costs during the 1999 period was primarily due to the fact that, in addition to the remodeling of eight existing stores, two new stores were opened, requiring increased pre- opening startup labor and promotional advertising.

      Non-store operating expenses were $5,917,305 or 3.25% of sales for the 52 weeks ended November 28, 1999 as compared to $4,742,810 or 3.01% of sales for the 52 week period ended November 29, 1998. Administrative payroll and fringes were 2.23% of sales for the 1999 period as compared with 2.06% of sales for the 1998 period. The increase in the 1999 period reflects the addition of supervisory and data processing personnel to handle the additional business generated by the store remodeling program and the conversion and updating of our information technology systems. General office expenses as a percentage of sales were 0.60% for the 1999 period as compared to 0.70% for the 1998 period. The decrease during the 1999 period was primarily due to better cost controls in relation to the increased sales. Professional fees were 0.30% of sales for the 1999 period as compared to 0.15% of sales for the 1998 period. The increase in the 1999 period was due to the additional need for outside accounting, legal and consulting services. Corporate expenses as a percentage of sales were 0.12% for the 1999 period as compared to 0.10% for the 1998 period. The increase was primarily due to increased American Stock Exchange fees and shareholder expenses.

      Depreciation expense for the 52 weeks ended November 28, 1999 was $4,668,645 as compared to $3,948,000 for the 52 weeks ended November 29, 1998. The increase was the result of additional capital expenditures made in accordance with management's store renovation and expansion program.

      Interest expense for the 52 weeks ended November 28, 1999 was $2,528,677 as compared to $1,832,036 for the 52 weeks ended November 29, 1998. The increase in the 1999 period was primarily attributable to increased borrowings under the Company's bank credit facility and increased capitalized equipment leasing.

      Interest income for the 52 weeks ended November 28, 1999 was $82,865 as compared with $177,430 for the 52 weeks ended November 29, 1998. The decrease in the 1999 period was due to the reduction in outstanding notes receivable as compared to the 1998 period.

      Other income for the 52 Weeks ended November 28, 1999 was $308,773 as compared to $384,541 for the 52 weeks ended November 29, 1998. Other income for both periods represents net income from the buyout of leases on non-productive stores.

      Bad debt expense was $500,000 for the 52 weeks ended November 28, 1999 as compared to no expense for the 52 week period ended November 29, 1998. As a result of the increased age of certain of the Company's receivables and the increase in the amount of the Company's receivables, in the 1999 period Company management deemed it prudent to set up an allowance for doubtful accounts in the amount of $500,000.

      Cumulative effect of change in accounting principle was $610,428 for the 52 week period ended November 28, 1999. There was no cumulative effect change in the 52 week period ended November 29, 1998. The $610,428 reflects pre-opening startup costs for the remodeled stores for the 1998 period which were previously capitalized (see Note 2 of Notes to Consolidated Financial Statements).

      As a result of the items described above the net loss before provision for income taxes and the cumulative change in accounting principle for the 52 weeks ended November 28, 1999 was $2,241,175 as compared to a net loss of $271,115 for the 52 week period ended November 29, 1998.

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

      As a result of the Merger being accounted for as a reverse acquisition, the Transition Period referred to in the following summary of the Results of Operation for the 39 week period encompasses the operation of the Food Group for 36 weeks, and the operations of the new combined companies for the 3 week post-Merger period November 10, 1997 to November 30, 1997. Therefore, the 15 stores owned by the Company prior to the Merger contributed to sales, gross margin and overhead for only 3 weeks.

The following table sets forth, as a percentage of sales, components of the Results of Operations:

                                         52 weeks ended       39 weeks ended
                                        November 29, 1998    November 30, 1997
                                     ------------------------------------------
Sales                                        100.0%               100.0%

Cost of sales                                 59.9%                62.4%
                                     ------------------------------------------

Gross profit                                  40.1%                37.6%

Store operating, general and
administrative expense                        34.0%                35.3%

Depreciation and amortization                  2.5%                 2.0%

Non-store operating expense                    3.0%                 5.1%
                                     ------------------------------------------

Operating profit/(loss)                        0.6%                (4.8%)
                                     ==========================================

      Sales for the 52 weeks ended November 29, 1998 were $ 157,462,869 as compared to sales for the 39 weeks ended November 30, 1997, on an annualized basis, of $103,878,260. The sales increase was mainly attributable to the 15 additional stores included in the entire 1998 period, one acquired that which opened in February 1998 and the results of the Company's remodeling program, which is continuing. Sales for the same 29 stores were $100,797,076 for the 52 weeks ended November 29, 1998 as compared with annualized sales of $ 95,173,192 for the 39 weeks ended November 30, 1997, an increase of 5.6 %.

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

      Non-store operating expenses as a percentage of sales were 3.01 % for the 52 week period ended November 29, 1998 as compared to 5.11 % of sales for the 39 week period ended November 30, 1997. Administrative payroll and fringes were
2.06 % of sales for the 1998 period as compared with 3.15 % of sales for the 1997 period. The decrease was the result of a reduction in administrative personnel. General office expense as a percentage of sales decreased to 0.70 % for the 1998 period as compared to 1.59 % of sales for the 1997 period as a result of the continuing efficiencies from the combining of the operations. Professional fees were 0.15 % of sales for the 1998 period as compared to 0.36 % of sales for the 1997 period. The decrease was due to the reduced need for outside legal counsel in connection with litigation, real estate and general corporate matters. Corporate expenses were 0.10% of sales for the 52 week period ended November 29, 1998. Corporate expenses are those expenses attributable only to a public company and as such were only applicable to the last 3 weeks of the 1997 period.

Results of Operation (Transition Period Compared to 1997)

The following table sets forth, as a percentage of sales, components of the Results of Operation:

                                         39 weeks ended        52 weeks ended
                                        November 30, 1997      March 2, 1997
                                      -----------------------------------------
Sales                                        100.0%               100.0 %

Cost of sales                                 62.4%                61.4%
                                      -----------------------------------------

Gross profit                                  37.6%                38.6%

Store operating, general and                  35.3%                32.5%
administrative expense

Depreciation and amortization                  2.0%               2.0 %

Non-store operating expense                    5.1%                 6.1%
                                      -----------------------------------------

Operating loss                                (4.8%)               (2.0%)
                                      =========================================

      Sales for the 39 weeks ended November 30, 1997, on an annualized basis, were $103,878,260 as compared to $104,168,864 for the 52 weeks ended March 2, 1997. The net sales decrease was the result of several factors. Sales for the 39 week period did not include the busy Christmas and New Year's holiday sales periods. The favorable summer weather in the New York City area during 1997 resulting in prolonged vacations, as well as continuing deflationary pressures in food prices also contributed to the decrease in sales. The decreases were partially offset by increases in sales attributable to the fact that 15 stores not included as part of the prior year's numbers were included for 3 weeks in the November 30, 1997 period. The sales of the 15 stores amounted to $3,870,221 of the annualized 39 weeks sales. In addition, the remodeling of 4 stores during the 39 week period resulted in substantial sales increases. Sales for the same 29 stores were $71,379,894 for the 39 weeks ended November 30, 1997 as compared with $74,119,743 for the 39 weeks ended December 1, 1996, a decrease of 3.70%. The sales decline in the 1997 period was due to the same favorable weather conditions during such period and continuing deflationary pressures in food prices previously noted.

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

Liquidity and Capital Resources

      Liquidity: The consolidated financial statements of the Company indicate that at November 28, 1999 current assets exceeded current liabilities by $13,700,000 and stockholders' equity was $11,500,000. Management believes that cash flows generated from operations, supplemented by financing from third party leasing companies and/or additional financing from the Company's principal shareholder, will be sufficient to pay the Company's debts as they may come due, provide for its capital expenditure program and meet its other cash requirements.

      Capital Expenditures: Capital expenditures for fiscal 1999, including equipment acquired under capital leases, were $12,360,000 compared to $10,000,000 for fiscal 1998 and $400,000 for fiscal 1997. During fiscal 1999 two new Supermarkets were opened, one new freestanding pharmacy was opened and seven renovations and enlargements to existing stores were completed. Of the renovated stores, four were outfitted with in-store pharmacies. During fiscal 2000 the Company plans to open up two new stores and complete an aggregate of eight store renovations, four of which will include in-store pharmacies. Capital expenditures for fiscal 2000, including property to be acquired under capital leases, are estimated to be $10,000,000 to $12,000,000. Management believes that cash flows generated from operations supplemented by the availability of additional bank financing, third party capital leases and shareholder loans will be sufficient to provide for the Company's capital expenditure program.

      Cash Flows: Cash used by operating activities amounted to $3,200,000 in fiscal 1999 compared to cash used by operating activities of $1,300,000 in the prior fiscal year. The increase in cash flows used by operating activities was primarily due to an increase in inventory. Cash used in investing activities of $12,360,000 was invested to acquire and or renovate existing supermarket locations. The $2,800,000 increase over fiscal 1998 reflects additional cost associated with the acquisition of two new supermarket locations and the acquisition of four privately held neighborhood drug store operations which were then incorporated into the renovated stores. Cash flows from financing activities increased by $4,233,000 during fiscal 1999 from fiscal 1998 primarily due to additional loans from an affiliate of the Company's principal shareholder.

      On November 10, 1997, the Company completed its financial arrangements with a group of banks for a credit facility in the aggregate amount of $25,000,000. Under the credit agreement the Company obtained a term loan in the amount of $12,000,000 to refinance prior bank debt, an improvement term loan line of credit in the amount of $8,000,000 to finance capital improvements to its Supermarkets and a revolving line of credit in the amount of $5,000,000 to provide working capital. The revolving line of credit was increased to $14,000,000 effective as of May 29, 1999. As of November 27, 1999, the credit facility, as amended, provided for (i) a maturity date of November 30, 2003, at which time all amounts outstanding thereunder are due, (ii) certain financial covenants, (iii) amortization of the term loan by $100,000 per month through and including June 1, 2000, and thereafter $142,857 per month; (iv) amortization of the improvement term loan by $50,000 per month commencing July 1, 2000 through and including June 1, 2001 and $133,333 per month thereafter and (v) a reduction in the revolving credit commitment by $466,667 per month commencing July 1, 2001.

      Presently, the bank facilities are fully utilized and the Company is negotiating an increase in the credit facilities with its banks. There is no assurance that the Company will be able to negotiate such an increase on terms satisfactory to the Company. If the Company is unable to obtain its desired financing from its banks, the Company will seek increased financing from third party leasing companies and/or additional financing from the Company's principal shareholder and other sources.

      The Company has not incurred any material commitments for capital expenditures, although it anticipates spending approximately $10,000,000 to $12,000,000 on its store remodeling and expansion program in fiscal 2000. Such amount is subject to adjustment based on the availability of funds.

      Borrowings under the facility bear interest at a spread over either the prime rate of the bank acting as agent for the group of banks or a LIBOR rate, with the spread dependent on the ratio of the Company's funded debt to EBITDA ratio, as defined in the credit agreement. The average interest rate on amounts outstanding under the facility during the 52 weeks ended November 28, 1999 was 8.0% per annum.

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

      The Company has available approximately $1.0 million in third party leasing lines of credit to lease finance equipment for its store remodeling and expansion program.

Year 2000 Issue

      The Company had all of its facilities and major systems up and running on January 1, 2000. Subsequent to this date the Company has experienced no year 2000 related events of any significance. The Company is in the process of completing an $850,000 capital expenditure program to substantially expand and enhance its information technology systems. These enhanced systems were all certified Year 2000 compliant and the Company successfully implemented needed components of these systems as required for Year 2000 readiness purposes.

      The Company purchases merchandise sold in its stores from multiple vendors and is not reliant on any one vendor for the normal conduct of its operations. The Company has not experienced any significant Year 2000 related issues with its vendors to date. There still is risk of possible failure by vendors to respond to Year 2000 issues. The Company is not dependent on these supplier relationships since merchandise is readily available from numerous sources under different brand names, subject to conditions affecting food supplied generally.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                                                        Page No.

Report of independent certified public accountants                           F-1

Consolidated Balance Sheets of Gristede's Foods, Inc.
    and its subsidiaries                                                     F-2

Consolidated Statement of Operations of Gristede's Foods, Inc.               F-4
    and its subsidiaries

Consolidated Statements of Sales and Expenses of Gristede's Foods, Inc.      F-5
   and its subsidiaries

Consolidated Statement of Stockholders' Equity of Gristede's Foods, Inc.     F-6
   and its subsidiaries

Consolidated Statement of Cash Flows of  Gristede's Foods, Inc.              F-7
   and its subsidiaries

Notes to Financial Statements                                                F-8

Report of Independent Certified Public Accountants

Board of Directors of
Gristede's Foods, Inc.
New York, New York

We have audited the accompanying consolidated balance sheets of Gristede's Foods, Inc. and subsidiaries as of November 28, 1999 and November 29, 1998, and the related consolidated statements of operations, stockholders' equity, and cash flows for the fifty-two weeks then ended and the three weeks ended November 30, 1997, respectively, and the related statement of sales and expenses for the thirty-six weeks ended November 9, 1997 (see Note 1).

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

The accompanying statements of sales and expenses was prepared for the purpose of complying with the rules and regulations of the Securities and Exchange Commission, and is not intended to be a complete presentation of Gristede's Foods, Inc.'s results of operations for the period noted above.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, (i) the financial position of Gristede's Foods, Inc. and subsidiaries as of November 28, 1999 and November 29, 1998, and the results of their operations and their cash flows for the fifty-two weeks then ended and the three weeks ended November 30, 1997, and (ii) the sales and expenses for the thirty-six weeks ended November 9, 1997, respectively, in conformity with generally accepted accounting principles.

As discussed in Note 1 to the Consolidated Financial Statements, effective November 30, 1998, the Company changed its method of accounting for pre-store opening startup costs.


             New York, NY                             /s/ BDO Seidman, LLP
            March 10, 2000, except                    --------------------
            for Note 9 as to which                    BDO Seidman, LLP
            the date is June 9, 2000

                                                          Gristede's Foods, Inc.
                                                                and Subsidiaries

                                                     Consolidated Balance Sheets

================================================================================

                                                         November 28,      November 29,
                                                             1999             1998
=======================================================================================
Assets

Current:

 Cash                                                     $   298,582      $    53,794

 Accounts receivable - net of allowance for doubtful
  accounts of $500,000 and $0                               6,797,401        5,091,174
 Inventories                                               25,241,677       18,425,802
 Prepaid expenses and other current assets                  1,761,378        1,320,931
 Notes receivable - current portion                           306,337        1,032,203
---------------------------------------------------------------------------------------
    Total current assets                                   34,405,375       25,923,904
---------------------------------------------------------------------------------------
Property and equipment:

 Furniture, fixtures and equipment                         15,334,522       14,610,788
 Capitalized equipment leases                              13,072,200        8,267,999
 Leasehold interests and improvements                      40,773,458       34,388,652
---------------------------------------------------------------------------------------
                                                           69,180,180       57,267,439
 Less: Accumulated depreciation and amortization           29,576,085       25,716,915
---------------------------------------------------------------------------------------
        Net property and equipment                         39,604,095       31,550,524
---------------------------------------------------------------------------------------
Deposits and other assets                                     769,221          719,429
---------------------------------------------------------------------------------------
Deferred costs                                              2,994,991        1,968,859
---------------------------------------------------------------------------------------
Notes receivable - noncurrent portion                         256,489          543,793
---------------------------------------------------------------------------------------
                                                          $78,030,171      $60,706,509
=======================================================================================

                   See accompanying notes to consolidated financial statements.

                                                          Gristede's Foods, Inc.
                                                                and Subsidiaries

                                                     Consolidated Balance Sheets

================================================================================

                                                            November 28,       November 29,
                                                               1999               1998
===========================================================================================
Liabilities and Stockholders' Equity

Current:

    Accounts payable, trade                                $ 14,800,350       $ 11,951,436
    Accrued payroll, vacation and withholdings                1,052,150          1,543,748
    Accrued expenses and other current liabilities            1,510,690            896,716
    Note payable                                                     --            319,138
    Capitalized lease obligation - current portion            1,570,553            695,665
    Current portion of long-term debt                         1,797,619          3,314,283
-------------------------------------------------------------------------------------------
               Total current liabilities                     20,731,362         18,720,986
    Long-term debt-noncurrent portion                        27,035,125         18,663,935
    Due to affiliate                                          9,113,500          4,031,394
    Deferred income                                           1,597,654            248,654
    Capitalized lease obligation - noncurrent portion         5,651,425          2,986,007
    Deferred rent                                             2,392,753          1,673,850
-------------------------------------------------------------------------------------------
               Total liabilities                             66,521,819         46,324,826
-------------------------------------------------------------------------------------------
Commitments and contingencies
Stockholders' equity:
   Common stock, $0.02 par value - shares authorized
   25,000,000; outstanding 19,636,574                           392,732            392,732
   Additional paid-in capital                                14,136,674         14,136,674
   Retained earnings (deficit)                               (3,021,054)          (147,723)
-------------------------------------------------------------------------------------------
               Total stockholders' equity                    11,508,352         14,381,683
-------------------------------------------------------------------------------------------
                                                           $ 78,030,171       $ 60,706,509
===========================================================================================

                    See accompanying notes to consolidated financial statements.

                                                          Gristede's Foods, Inc.
                                                                and Subsidiaries

                                           Consolidated Statements of Operations

================================================================================

                                                     52 weeks           52 weeks             3 weeks
                                                      ended              ended                ended
                                                   November 28,       November 29,         November 30,
                                                      1999                1998                 1997
--------------------------------------------------------------------------------------------------------
Sales                                             $ 181,980,204       $ 157,462,869       $   9,225,123
Cost of sales                                       112,565,940          94,282,306           5,731,065
--------------------------------------------------------------------------------------------------------
      Gross profit                                   69,414,264          63,180,563           3,494,058
Store operating, general and administrative
  expenses                                           57,632,921          53,490,803           2,754,563
Pre-store opening startup costs                         799,529                  --                  --
Bad debt expense                                        500,000
                                                      4,668,645           3,948,000             219,813
Depreciation and amortization
Nonstore operating expenses:
  Administrative payroll and fringes                  4,059,856           3,249,306             166,539
  General office expense                              1,083,721           1,103,005              86,588
  Professional fees                                     558,124             229,646               7,975
  Corporate expense                                     215,604             160,853               5,378
--------------------------------------------------------------------------------------------------------
  Total non store operating expenses                  5,917,305           4,742,810             266,480
--------------------------------------------------------------------------------------------------------
      Operating (loss)/income                          (104,136)            998,950             253,202

--------------------------------------------------------------------------------------------------------
Other income (expenses):
  Interest expense                                   (2,528,677)         (1,832,036)            (82,586)
  Interest income                                        82,865             177,430
  Other income                                          308,773             384,541                  --

========================================================================================================
     Total other expenses                            (2,137,039)         (1,270,065)            (82,586)

========================================================================================================
(Loss)/income before provision
  for income taxes and cumulative effect of          (2,241,175)           (271,115)            170,616
   change in accounting principle
Provision for income taxes                               21,728              17,224              30,000
--------------------------------------------------------------------------------------------------------
Net(loss)/income before cumulative effect of      $  (2,262,903)      $    (288,339)      $     140,616
 change in accounting principle
Cumulative effect of change in accounting              (610,428)                 --                  --
 principle

========================================================================================================
Net (loss)/income                                 $  (2,873,331)      $    (288,339)      $     140,616
========================================================================================================
Net(loss)/income per share of common stock
    basic and diluted
========================================================================================================

                                                          Gristede's Foods, Inc.
                                                                and Subsidiaries

                                           Consolidated Statements of Operations

================================================================================

========================================================================================================
Loss before cumulative effect of change in
accounting principle                            $         (.12)      $         (.01)      $          .01
========================================================================================================
Cumulative effect of change in accounting
principle                                       $         (.03)                   _                    _
========================================================================================================
Net loss                                        $         (.15)      $         (.01)      $          .01
========================================================================================================
Weighted average common shares outstanding          19,636,574           19,636,574           19,636,574
========================================================================================================

                                                          Gristede's Foods, Inc.
                                                                and Subsidiaries

                                    Consolidated Statement of Sales and Expenses

================================================================================

36 weeks ended
November 9, 1997
--------------------------------------------------------------------------------
Sales                                                              $ 68,683,570
Cost of sales                                                        42,860,656
--------------------------------------------------------------------------------
     Gross profit                                                    25,822,914
Direct operating expenses                                            24,708,065
--------------------------------------------------------------------------------
                                                                      1,114,849
Corporate overhead                                                    3,716,800
--------------------------------------------------------------------------------
                                                                     (2,601,951)
Depreciation and amortization                                         1,365,673
--------------------------------------------------------------------------------
Excess of expenses over sales                                      $ (3,967,624)
================================================================================

                    See accompanying notes to consolidated financial statements.

                                                          Gristede's Foods, Inc.
                                                                and Subsidiaries

                                 Consolidated Statements of Stockholders' Equity

================================================================================

Fifty-two weeks ended November 28, 1999 and November 29, 1998 and three weeks ended November 30, 1997
--------------------------------------------------------------------------------

                                             Common stock
                                      -------------------------
                                                                    Additional     Retained          Total
                                      Number of                      paid-in       earnings      stockholders'
                                        shares         Amount        capital       (deficit)         equity
==============================================================================================================
Balance, November 10, 1997                    --   $         --   $         --   $         --    $         --
To reflect acquisition of Sloan's
     Supermarket, Inc. -
     recapitalization (Note 1)        19,636,574        392,732     14,136,674             --      14,529,406

Net income                                    --             --             --        140,616         140,616
--------------------------------------------------------------------------------------------------------------
Balance, November 30, 1997            19,636,574        392,732     14,136,674        140,616      14,670,022

Net loss                                      --             --             --       (288,339)       (288,339)
--------------------------------------------------------------------------------------------------------------
Balance, November 29, 1998            19,636,574        392,732     14,136,674       (147,723)     14,381,683

Net loss                                      --             --             --     (2,873,331)     (2,873,331)
--------------------------------------------------------------------------------------------------------------
Balance, November 28, 1999            19,636,574   $    392,732   $ 14,136,674   $ (3,021,054)   $ 11,508,352
==============================================================================================================

                    See accompanying notes to consolidated financial statements.

                                                          Gristede's Foods, Inc.
                                                                and Subsidiaries

                                      Notes to Consolidated Financial Statements
================================================================================

                                                                 52 weeks ended    52 weeks ended      3 weeks ended
                                                                  November 28,       November 29,       November 30,
                                                                      1999               1998              1997
---------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
  Net income/(loss)                                              $ (2,873,331)      $   (288,339)      $    140,616
  Adjustments to reconcile net income/(loss) to net cash
   provided by (used) in operating activities:
     Depreciation and amortization                                  4,668,645          3,948,000            219,813
     Allowance for doubtful amounts                                   500,000                 --                 --
     Gain on sale of store                                           (279,163)                --                 --
     Changes in operating assets and liabilities, net of
       effect from acquisition of supermarkets:
        Accounts receivable                                        (2,206,227)            18,852           (421,106)
        Inventories                                                (6,815,875)        (2,204,337)          (209,130)
        Prepaid expenses and other current assets                    (440,447)          (406,387)           442,666
        Notes receivable                                            1,013,170            513,647             23,433
        Receivable from officer                                            --            351,778             (1,113)
        Other assets                                               (1,559,166)          (455,855)          (399,092)
        Accounts payable, trade                                     2,848,914         (3,720,527)        (6,529,099)
        Accrued payroll, vacation and withholdings                   (491,597)           267,213            397,894
        Accrued expenses and other current liabilities                294,836            (50,679)           270,334
        Deferred rent                                                 718,902            679,866             34,503
        Other credits                                               1,349,000           (130,000)           378,654
        Closed stores income /expense                                      --            164,958                 --
---------------------------------------------------------------------------------------------------------------------
  Net cash provided by (used/in) operating activities              (3,272,341)        (1,311,810)        (5,651,627)
---------------------------------------------------------------------------------------------------------------------
  Cash flows from investing activities:
      Capital expenditures - net                                  (12,359,810)        (9,966,786)          (362,987)
      Proceeds from the sale of store                                 400,000                 --                 --
---------------------------------------------------------------------------------------------------------------------
  Net cash used in investing activities                           (11,959,810)        (9,966,786)          (362,987)
---------------------------------------------------------------------------------------------------------------------
  Cash flows from financing activities:
      Repayments of bank loans                                     (2,564,611)        (2,290,388)        (7,100,000)
      Repayments capitalized lease obligations                     (1,103,137)          (581,043)            (7,665)
      Proceeds from bank loans                                      9,419,138         11,619,138         13,000,000
      Proceeds from capitalized lease obligation                    4,643,443          2,495,713                 --
      Proceeds from affiliate                                       5,082,106                 --                 --
---------------------------------------------------------------------------------------------------------------------
  Net cash provided by financing activities                        15,476,939         11,243,420          5,892,335
---------------------------------------------------------------------------------------------------------------------
  Net increase (decrease) in cash                                     244,788            (35,176)          (122,279)
  Cash, beginning of period                                            53,794             88,970            211,249
---------------------------------------------------------------------------------------------------------------------
  Cash, end of period                                            $    298,582       $     53,794       $     88,970
=====================================================================================================================
Supplemental disclosures of cash flow information:

  Cash paid for interest                                         $  2,241,019       $  1,757,036       $     21,792
      Cash paid for income taxes                                       59,928             85,056              1,500
=====================================================================================================================

                    See accompanying notes to consolidated financial statements.

                                                          Gristede's Foods, Inc.
                                                                and Subsidiaries

                                      Notes to Consolidated Financial Statements
================================================================================

1. Business and Basis    As of November 28, 1999 Gristedes Foods, Inc. (the
   of Presentation       "Company") owns and operates 42 supermarkets, one
                         pharmacy and a distribution facility in the New York
                         Metropolitan Area.

                         On November 4, 1997, Sloan's Supermarkets, Inc. ("Sloan's") changed its name to Gristede's Sloan's, Inc. ("GRI" or the "Company"). On November 10, 1997, GRI acquired certain assets, net of liabilities, of 29 selected supermarkets and a wholesale distribution business ("The Food Group") controlled by Mr. John Catsimatidis, a 37% shareholder of GRI. The transaction was accounted for as the acquisition of Sloan's by The Food Group pursuant to Emerging Issues Task Force 90-13 as a result of The Food Group obtaining control of Sloan's after the transaction. The assets and liabilities of The Food Group (the "Acquiror") are recorded at their historical cost. Sloan's assets and liabilities were recorded at their fair value to the extent acquired. Consideration for the transaction was based on an aggregate of $36,000,000 in market value of the Company's common stock and the assumption of $4,000,000 of liabilities. 16,504,298 shares of common stock were issued on the date of the acquisition based on a market price of $2.18 per share. On August 12, 1999, the Company changed its name to Gristede's Foods, Inc. to reflect its strategy of changing its existing "Sloans" banner location to "Gristede's" subsequent to a store remodeling.

                         The accompanying consolidated statements of operations for the 52 weeks ended November 28, 1999, the 52 weeks ended November 29, 1998, and the three weeks ended November 30, 1997 represent the consolidated operations of The Food Group and GRI. Retained earnings at November 30, 1997 represent the cumulative net operating results for both The Food Group and GRI from November 10, 1997 (the date the acquisition was consummated) to November 30, 1997.

                                                          Gristede's Foods, Inc.
                                                                and Subsidiaries

                                      Notes to Consolidated Financial Statements
================================================================================

                            The Food Group's financial statements, rather than complete financial statements, are presented for periods prior to November 9, 1997 because the business acquired consisted of only certain net assets of the stores and there are certain assets of The Food Group that were not acquired. Accordingly, the statements present only the sales and expenses directly attributable to The Food Group. The financial statements consist of a historically consistent comparison of the operating results only of those stores transferred to the public company. The entities owning The Food Group (the "Group"), in addition to owning the above stores, also have other operations included within its consolidated group. Corporate overhead costs for the entire Group are allocated to the Group's respective operations, including The Food Group. Corporate overhead included in the accompanying statement of sales and expenses include identified overhead costs for payroll and other directly attributable overhead costs pertaining to the retail stores owned by the Group which also includes costs incurred for selected stores not being sold. No tax benefit has been recognized due to the fact that the losses remain with the corporate parent of The Food Group.

2. Summary of Significant
   Accounting Policies      Principles of Consolidation

                            The consolidated financial statements include the accounts of Gristede's Foods, Inc. and its wholly-owned subsidiaries. All material intercompany accounts and transactions have been eliminated in consolidation.

                            Fiscal Year

                            On January 13, 1998, the Company's Board of
                            Directors elected to change the Company's fiscal year-end from the Sunday closest to the last day of February to the Sunday closest to the last day of November.

                                                          Gristede's Foods, Inc.
                                                                and Subsidiaries

                                      Notes to Consolidated Financial Statements
================================================================================

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

                            As of November 30, 1997 the Company recorded approximately $4.3 million of leasehold rights on the consummation of the acquisition discussed in
                            Note 1 due to favorable leasing terms. The leasehold rights are amortized over the ten-year life of the individual store leases by the straight-line method.

                            Leases

                            The Company charges the cost of operating lease payments and beneficial leaseholds to operations on a straight-line basis over the lives of the leases.

                            Deferred Income

                            Advertising rebates and space allocation allowances are deferred and recognized in income over the period of the agreement, generally up to three years.

                                                          Gristede's Foods, Inc.
                                                                and Subsidiaries

                                      Notes to Consolidated Financial Statements
================================================================================

                            Advertising Expense

                            The Company expenses advertisement costs when the advertisement is first shown.

                            Deferred Costs

                            Deferred costs consist of acquisition and financing costs and are amortized on a straight-line basis over five to ten years. Non-compete agreements are amortized over the life of the agreement up to five years.

                            Income taxes

                            Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

                                                          Gristede's Foods, Inc.
                                                                and Subsidiaries

                                      Notes to Consolidated Financial Statements
================================================================================

                            The Company will not recognize gain or loss as a result of the completion of the transactions set forth in the merger agreement between The Food Group and the Company. The Company believes that it underwent an "Ownership Change" within the meaning of Section 382 of the Internal Revenue Code of 1986, as amended, as a future consequence of the transaction. As a result, the Company's ability to offset its net operating loss carryforwards against income earned after the transaction will be limited. (As of November 28, 1999, the Company had net operating loss carryforwards of approximately $6,240,000). Thus, the transaction could result in taxation of some future Company income that, absent the transaction, might have been offset by net operating loss carryforwards.

                            Use of Estimates

                            The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts of assets, liabilities, income and expenses and disclosures of contingencies. Future events could alter such estimates.

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

                                                          Gristede's Foods, Inc.
                                                                and Subsidiaries

                                      Notes to Consolidated Financial Statements
================================================================================

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

                            The fair value of long-term debt, consisting of the term loans and revolving loan payable as of November 28, 1999 and November 29, 1998, approximates the recorded book value because of the fluctuating interest rates. It was not practical to determine the fair value of the amount due to affiliate, because of the uncertain repayment terms.

                                                          Gristede's Foods, Inc.
                                                                and Subsidiaries

                                      Notes to Consolidated Financial Statements
================================================================================

                            Long-Lived Assets

                            During 1995, SFAS No. 121, "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to Be Disposed Of", was issued. SFAS No. 121 requires the Company to review long-lived assets and certain identifiable assets related to those assets for impairment whenever circumstances and situations change such that there is an indication that the carrying amounts may not be recoverable. If the undiscounted future cash flows of the enterprise are less than their carrying amounts, their carrying amounts are reduced to fair value and an impairment loss is recognized. No impairment losses have been necessary through November 28, 1999.

                            Income/(Loss) per Share

                            The Company follows SFAS No. 128, "Earnings Per Share," ("EPS") which requires a presentation of basic EPS and diluted EPS. Basic EPS excludes dilution and is computed by dividing earnings available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS assumes conversion of convertible debt and the issuance of common stock for all other potentially dilutive equivalent shares outstanding. Diluted EPS is not shown since it is anti-dilutive.

                                                          Gristede's Foods, Inc.
                                                                and Subsidiaries

                                      Notes to Consolidated Financial Statements
================================================================================

                            Recent Accounting Pronouncements

                            In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). SFAS No. 133 represents a comprehensive framework of accounting rules that standardizes the accounting for all derivatives. SFAS No. 133 applies to all entities and to all types of derivatives, and is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The adoption of SFAS 133 is not expected to materially affect the financial statements of the Company.

                            Statement of Position 98-5, "Accounting for Start-up Costs", requires an entity to expense all start-up related costs as incurred for fiscal years beginning after December 15, 1998 and to write down the unamortized portion of such costs previously capitalized. In accordance with SOP 98-5, the Company has elected to take a one-time, non-cash charge reflecting the cumulative effect of a change in an accounting principle in the amount of $610,428, representing such costs capitalized as of the beginning of fiscal year 1999. For the fiscal year ended November 28, 1999, $799,529 of pre-store opening startup costs were expensed during the period.

3. Acquisition of The       As discussed in Note 1, the following table reflects
    Food Group              unaudited pro forma combined results of operations
                            of the Company and The Food Group on the basis that the acquisition had taken place at the beginning of the 1997 fiscal year.

                                                          Gristede's Foods, Inc.
                                                                and Subsidiaries

                                      Notes to Consolidated Financial Statements
================================================================================

                       36 weeks ended November 9, 1997
               ---------------------------------------------------------
               Revenues                             $101,157,570
               Operating income                        1,679,004
               =========================================================

                            In management's opinion, the unaudited pro forma combined results of operations are not indicative of the actual results that would have occurred had the acquisition been consummated on March 3, 1997 or of future operations of the combined companies under the ownership and management of GRI.

4. Related Party            (a) On February 6, 1998, the Company purchased
   Transactions             substantially all of the assets and assumed certain
                            of the liabilities of a supermarket located at 1644
                            York Avenue, New York, NY, that was owned by a corporation controlled by John Catsimatidis. On
                            March 1, 2000, effective as of February 6, 1998, the transaction was reversed and restructured as an operating agreement between the Company and the affiliate owning the store. The operating agreement expires December 3, 2000 and gives the Company full operating control of all aspects of the store. The store's assets and liabilities at their net book values, and sales and results of operations have been consolidated with the financial statements of the Company. Under the operating agreement the Company shall pay to the affiliate $1 per annum, plus such other consideration as may be approved by the Company's directors (excluding John
                            Catsimatidis).

                                                          Gristede's Foods, Inc.
                                                                and Subsidiaries

                                      Notes to Consolidated Financial Statements
================================================================================

                            (b) Prior to the merger, the Company and The Food Group allocated volume, advertising and other rebates. Rebates, whether allocated or directly attributed to the Company, were recorded as reductions to cost of sales or advertising expense over the life of the related agreement. Rebates were recorded as reductions to expenses of approximately $1.5 million for the thirty-six weeks ended November 9, 1997. This practice ended November 9, 1997.

                            (c) Prior to the merger, Red Apple Management Inc., a company wholly owned by John Catsimatidis, provided certain payroll, related employee benefit services and office services for The Food Group. Such services included accounting, merchandising, human resources, maintenance, executive salaries and employee benefits. During the thirty-six weeks ended November 9, 1997, the Company incurred approximately $2.7 million in expenses for such services. These services ended on November 9, 1997.

                            (d) Prior to the merger, newspaper advertising for the Company was frequently pooled with advertising for other supermarkets that were not owned by the Company. In such cases, the Company paid a proportionate share of such advertising expenses based upon the number of supermarkets covered in the advertisements. Such amounts allocated to the Company approximated $388,000 for the thirty-six weeks ended November 9, 1997. These services ended on November 9, 1997.

                                                          Gristede's Foods, Inc.
                                                                and Subsidiaries

                                      Notes to Consolidated Financial Statements
================================================================================

                            (e) Under a management agreement, dated November 10, 1997 (the "Management Agreement"), Namdor Inc., a subsidiary of the Company, performs consulting and managerial services for three supermarkets owned by corporations controlled by John Catsimatidis. In consideration of such services, Namdor Inc. is entitled to receive on a quarterly basis a cash payment of one and one-quarter (1.25%) percent of all sales of inventory and merchandise made at or from the managed supermarkets. During the fifty-two weeks ended November 28, 1999, November 29, 1998 and the three weeks ended November 30, 1997, management fee income was $99,732, $119,000, and $6,346, respectively.

                            (f) MCV Advertising Associates Inc., a company 85% owned by John Catsimatidis provides advertising services to the Company. During the fifty-two weeks ended November 28, 1999 and November 29, 1998, costs incurred were, $1,191,957 and, $1,072,544, respectively.

                            (g) Wolf, Block, Schorr and Solis Cohen, LLP, a law firm of which a director of the Company is a member, charged the Company $235,260, $219,035, and $-0- in fees for rendering legal services to the Company during the fifty-two weeks ended November 28, 1999 and November 29, 1998 and three weeks ended November 30, 1997 respectively.

                                                          Gristede's Foods, Inc.
                                                                and Subsidiaries

                                      Notes to Consolidated Financial Statements
================================================================================

                            (h) During fiscal 1998 Mr. John Catisimatidis issued a limited $1,000,000 guarantee of the collection of all accounts receivable acquired pursuant to the Food Group acquisition and agreed not to permit the level of the Company's liability due to the affiliate to fall below $1,000,000, prior to the issuance of the fiscal year ended November 28, 1999 audited financial statements. In fiscal 1999 such limited guarantee and commitment regarding the level of the Company's liability to the affiliate prior to the issuance of the fiscal year ending December 3, 2000 audited financial statements were reduced to $600,000.

                            Capitalized Lease Obligations Due to Affiliate

                            (i) Certain stores have entered into capital and operating leases with an affiliate, C & S Acquisition Corp. (formerly Red Apple Leasing, Inc). (a company wholly owned by John Catsimatidis). Such leases are primarily for store operating equipment. Obligations under capital leases at November 28, 1999 and November 29, 1998 were $459,152 and
                            $821,305, respectively and require monthly payments of $35,114 through March 1, 2001.

                                                          Gristede's Foods, Inc.
                                                                and Subsidiaries

                                      Notes to Consolidated Financial Statements
================================================================================

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

                                                          Gristede's Foods, Inc.
                                                                and Subsidiaries

                                      Notes to Consolidated Financial Statements
================================================================================

5. Deferred Costs           At November 28, 1999 and November 29, 1998, deferred
                            costs consisted of:

                                                                 Amortization
                                  1999              1998             period
--------------------------------------------------------------------------------
Acquisition costs             $ 1,455,699       $ 1,315,119       5-10 years
Non-compete covenants           1,268,041           790,316          5 years
Debt costs                        766,478           559,215       5-10 years
Other                             863,547           129,848       5-10 years
Accumulated amortization       (1,358,774)         (825,639)
--------------------------------------------------------------------------------
Net deferred costs            $ 2,994,991       $ 1,968,859
================================================================================

                                                          Gristede's Foods, Inc.
                                                                and Subsidiaries

                                      Notes to Consolidated Financial Statements
================================================================================

6. Due to Affiliate         Amounts due to affiliate, United Acquisition Corp.,
                            a corporation wholly owned by John Catsimatidis, represent liabilities in connection with the consummation of the merger as discussed in Note 1 and advances received during Fiscal 1999. The affiliate has agreed not to demand payment of these liabilities in the next fiscal year. Accordingly, the liability has been classified as noncurrent. The amount due to affiliate at November 28, 1999 and November 29, 1998 was $9,113,500 and $4,031,394,
                            respectively. $9,000,000 and $3,000,000 of the
                            amounts due to affiliates were subordinated to the banks as of November 28, 1999 and November 29, 1998 respectively. The liability is non-interest bearing.

                                                           Gristede's Foods Inc.
                                                                and Subsidiaries

                                      Notes to Consolidated Financial Statements
================================================================================

7. Commitments and      The Company operates primarily in leased facilities
   Contingencies        under noncancellable operating leases expiring at
                        various dates through 2018. Certain leases provide for contingent rents (based upon store sales exceeding stipulated amounts or on the Consumer Price Index), escalation clauses and renewal options ranging from five to fifteen years. The Company is obligated under all leases to pay for taxes, insurance and common area maintenance expenses.

                        Rent expense under noncancellable operating leases, including leases with related parties for the fiscal periods ended November 28, 1999, November 29, 1998, November 30, 1997 and November 9, 1997, respectively, is as follows:

                      52 weeks       52 weeks        3 weeks         36 weeks
                       ended          ended           ended           ended
                      November       November        November       November 9,
                      28, 1999       29, 1998        30, 1997          1997
--------------------------------------------------------------------------------
Base rents           $11,913,291    $ 9,108,164     $   450,460     $ 4,026,056
Contingent rent           20,000             --              --         (18,169)
--------------------------------------------------------------------------------
Rent expense         $11,933,291    $ 9,108,164     $   450,460     $ 4,007,887
================================================================================

                                                           Gristede's Foods Inc.
                                                                and Subsidiaries

                                      Notes to Consolidated Financial Statements
================================================================================

                        Related party rent expense was $636,059, $675,750, $51,823 and $446,760 for the fifty-two weeks ended November 28, 1999 and November 29, 1998, three weeks ended November 30, 1997 and thirty-six weeks ended November 9, 1997, respectively.

                        Future minimum lease commitments under noncancellable operating leases as of November 28, 1999 are:

                        Fiscal year ending
                        --------------------------------------------------------
                        2000                                        $ 10,662,554
                        2001                                          10,338,954
                        2002                                           9,912,282
                        2003                                           9,258,272
                        2004                                           7,806,482
                        Thereafter                                    71,085,046
                        --------------------------------------------------------
                                                                    $119,063,590
                        =======================================================

                        In addition to related party capital leases (Note 4(i)), the Company has other capital equipment leases. The net book value of all assets under capital leases at November 28, 1999 is approximately $7.7 million.

                                                           Gristede's Foods Inc.
                                                                and Subsidiaries

                                      Notes to Consolidated Financial Statements
================================================================================

                        The future net minimum lease payments under capital leases are as follows:

                        Fiscal year ending

                        2000                                          $2,172,426
                        2001                                           1,809,840
                        2002                                           1,751,046
                        2003                                           1,829,822
                        2004                                           1,228,166
                        Thereafter                                       145,429
                        --------------------------------------------------------
                                                                       8,936,729
                        Less:  Amount representing interest            1,714,751
                        --------------------------------------------------------
                        Present value of net minimum lease payments   $7,221,978
                        ========================================================

                                                           Gristede's Foods Inc.
                                                                and Subsidiaries

                                      Notes to Consolidated Financial Statements
================================================================================

8. Income Taxes         Deferred tax expense or benefit is the change in the
                        computed tax asset or liability balance. As of November
                        28, 1999, the Company had a net operating loss carryforward of approximately $7,500,000, such losses expire between 2005 and 2020. Total net deferred tax assets of $3,000,000 result from the net operating losses. The net deferred tax asset at November 28, 1999 was offset by valuation allowances of an equal amount.
                        Accordingly, no deferred income taxes were recognized in any of the periods. The Company underwent an "Ownership change" within the meaning of Section 382 of the Internal Revenue Code of 1986 and, as a future consequence of the transaction, the Company's ability to utilize its net operating loss carryforwards against taxable income earned after the transaction may be limited.

9. Debt On November 10, 1997, the Company completed its financial arrangements with a group of banks for a credit facility in the aggregate amount of $25,000,000. Under the credit agreement, the Company obtained a term loan in the amount of $12,000,000 to refinance prior bank debt, an improvement term loan line of credit in the amount of $8,000,000 to finance capital improvements to its supermarkets and a revolving line of credit in the amount of $5,000,000 to provide working capital. The revolving line of credit was increased to $14,000,000 effective as of May 29, 1999. As of November 27, 1999, the credit facility, as amended, provides for (i) a maturity date of November 30, 2003, at which time all amounts outstanding thereunder are due, (ii) certain financial covenants, (iii) amortization of the term loan by $100,000 per month through and including June 1, 2000 and thereafter $142,857 per month, (iv) amortization of the improvement term loan by $50,000 per month commencing July 1, 2000 through and including June 1, 2001 and $133,333 per month thereafter and (v) a reduction in the revolving credit commitment by $466,667 per month commencing July 1, 2001.

                                                           Gristede's Foods Inc.
                                                                and Subsidiaries

                                      Notes to Consolidated Financial Statements
================================================================================

            Long-term debt at November 28, 1999 and November 29, 1998 consists of the following:

                                                                1999         1998
            -------------------------------------------------------------------------
            Term loan payable in annual installments of
            $66,667 plus accrued interest commencing
            September 30, 2000 at an interest rate of
            9%                                             $   200,000             --

            Term loan payable to banks due November 30,
            2003; payable in monthly installments of
            $100,000 through and including June 1, 2000
            and $142,857 thereafter, with the last
            installment being the outstanding principal
            amount at maturity                             $ 8,828,574    $10,285,716


            Improvement term loan payable to bank due
            November 30, 2003; payable in monthly
            installments of $50,000 commencing July 1,
            2000 through and including June 1, 2001,
            and $133,333 thereafter with the last
            installment being the outstanding principal
            amount at maturity                               6,604,170      6,692,502


            Revolving loan payable to bank due November
            30, 2003; the revolving credit commitment
            reduces by $466,667 monthly commencing July
            1, 2001                                         13,200,000      5,000,000
            -------------------------------------------------------------------------
                                                            28,832,744     21,978,218
            Less: Current portion                            1,797,619      3,314,283
            -------------------------------------------------------------------------
                                                           $27,035,125    $18,663,935
            =========================================================================

            Interest on prime-based loans under the credit facility is payable monthly in arrears; interest on LIBOR-based loans under the credit facility is payable at the end of the applicable interest period.

                                                           Gristede's Foods Inc.
                                                                and Subsidiaries

                                      Notes to Consolidated Financial Statements
================================================================================

            During the year ended November 28, 1999 the interest rates ranged from 7.46% to 9.10% on the LIBOR-based loans and from 8.50% to 9.25% on the prime-based loans.

            The loans are collateralized by certain assets of the Company, including receivables, inventory and store equipment.

Principal maturities of long-term debt as of November 28, 1999 are as follows:

                   Fiscal year ending
                   -----------------------------------------
                   2000                          $ 1,797,619
                   2001                            4,875,429
                   2002                            8,914,288
                   2003                           13,245,408
                   -----------------------------------------
                                                 $28,832,744
                   =========================================

                                                           Gristede's Foods Inc.
                                                                and Subsidiaries

                                      Notes to Consolidated Financial Statements
================================================================================

10. Retirement Plans     The Company participates in various defined
                         contribution multi-employer union pension plans which are administered jointly by management and union representatives and which sponsor most full-time and certain part-time union employees. The pension expense for these plans approximated $740,000, $786,000 and $153,000 for the fifty-two weeks ended November 28, 1999 and November 29, 1998 and the three weeks ended
                         November 30, 1997, respectively. The Company could, under certain circumstances, be liable for unfunded vested benefits or other expenses of jointly administered union/management plans.

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

                                                           Gristede's Foods Inc.
                                                                and Subsidiaries

                                      Notes to Consolidated Financial Statements
================================================================================

                         The Company currently has one incentive grant and five nonqualified grants under which stock options may be granted to officers, directors and key employees of the Company the 1994 Employee Incentive Grant (the "1994 Grant"), the 1994 Nonqualified Grant (the "1994 NQ Grant"), the 1995 Chairman's Nonqualified Options (the "Chairman's Grant"), the 1994 Director's Nonqualified Grant (the "Director's Grant"), the 1994 Nonqualified Recruitment Grant (the "1994 Recruitment Grant") and the 1998 stock option plan ("the 1998 Plan"). The options to purchase shares of common stock generally are issued at fair market value on the date of the grant, begin vesting on the date of the grant, and expire ten years from issuance and are conditioned upon continual employment during the vesting period.

                         Under the 1994 Grant, the 1994 NQ Grant and the 1998 plan, the Company granted options to purchase up to 100,000, 35,000 and 792,500 shares of common stock, respectively.

                         In addition to the one incentive grant, the Company has granted stock options to certain key executives and directors. The options vest over three years and contractual lives of these grants are similar to that of the incentive plan.

                         The Company applies APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations for its stock option grants. Generally, compensation expense is not recognized for stock option grants.

                                                           Gristede's Foods Inc.
                                                                and Subsidiaries

                                       Notes to Consolidate Financial Statements
================================================================================

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

                                                           Gristede's Foods Inc.
                                                                and Subsidiaries

                                      Notes to Consolidated Financial Statements
================================================================================

                         SFAS No. 123 requires the Company to provide pro forma information regarding net loss and earnings per share as if compensation cost of the Company's stock option plans had been determined in accordance with the fair value based method prescribed in SFAS No. 123. The Company estimates the fair value of each stock option at the grant date by using the Black Scholes option-pricing model with the following weighted average assumptions used for grants.

                                                            1999              1998             1997
                     Dividend yield                      0%                  0%             0%

                     Risk free interest rate             5%                  5%             5%

                     Expected lives                      10 years            10 years       10 years

                     Expected volatility              48.6%               48.6%          48.6%

                         Under the accounting provisions of SFAS No. 123, the Company's net loss and earnings per share would have been adjusted to the pro forma amounts indicated below:


                                                            1999              1998             1997
                     Net (loss) /income                           --                 --               --

                     As reported                       $  (2,262,903)     $    (288,339)   $     140,616

                     Pro forma                            (2,540,778)          (763,339)         122,804

                     Basic earnings/(loss) per share:

                     As reported                       $        (.12)     $        (.01)   $         .01

                     Pro forma                                  (.13)              (.04)             .01

                                                           Gristede's Foods Inc.
                                                                and Subsidiaries

                                      Notes to Consolidated Financial Statements
================================================================================

                         A summary of the status of the Company's stock option plans is presented below:

                                                                             Weighted Average
                                                               Shares        Exercise Price
                         ====================================================================
                         Balance, March 2, 1997                 456,000                  4.24
                            Granted                             325,000                  3.36
                            Exercised                                --                    --
                            Forfeited                            (1,000)                 5.63
                         --------------------------------------------------------------------
                         Balance, November 9, 1997              780,000                  3.87
                            Granted                                  --                    --
                            Exercised                                --                    --
                            Forfeited                                --                    --
                         --------------------------------------------------------------------
                         Balance, November 30, 1997             780,000                  3.87
                            Granted                             500,000                  2.63
                            Exercised                                --                    --
                            Forfeited                           (20,000)                 2.63
                         --------------------------------------------------------------------
                         Balance, November 29, 1998           1,260,000                  3.37
                            Granted                             292,500                  2.37
                            Exercised                                --                    --
                            Forfeited                          (130,000)                 2.90
                         --------------------------------------------------------------------
                         Balance, November 28, 1999           1,422,500                  3.21
                         ====================================================================

                                                           Gristede's Foods Inc.
                                                                and Subsidiaries

                                      Notes to Consolidated Financial Statements
================================================================================

                         Options exercisable as of November 28, 1999 and November 29, 1998 were 927,500 and 760,000, respectively.

                         All options prior to November 10, 1997 were assumed from Sloan's by the Company.

                         The following table summarizes information as of November 28, 1999 concerning outstanding and exercisable options:

                                             ------------------------------------------------------------------------
                                                     Options Outstanding                  Options Exercisable
                                             -------------------------------------   --------------------------------
                                                           Weighted
                                                            Average       Weighted
                                                           Remaining       Average
                             Range of         Number      Contractual     Exercise      Number      Weighted  Average
                         exercise prices    Outstanding      Life           Price     Exercisable    Exercise Price
                         --------------------------------------------------------------------------------------------
                               $3.75          275,000         3.94          $3.75       275,000           $3.75
                                5.63           26,000         4.06           5.63        26,000            5.63
                                5.63           82,000         4.06           5.63        82,000            5.63
                                3.81           22,000            0           3.81        22,000            3.81
                                2.87          250,000         7.75           2.87       250,000            2.87
                                5.00           75,000         2.75           5.00        75,000            5.00
                                2.63          410,000          8.5           2.63       136,667            2.63
                                2.63          182,500          8.5           2.63        60,833            2.63
                                1.88          100,000         10.0           1.88             0            1.88
                         --------------------------------------------------------------------------------------------
                          $1.88-5.63        1,422,500         6.03          $3.21       927,500           $3.60
                         ============================================================================================

                                                           Gristede's Foods Inc.
                                                                and Subsidiaries

                                      Notes to Consolidated Financial Statements
================================================================================

12. Litigation           On August 8, 1994, a lawsuit against the Company and
                         Mr. Catsimatidis was instituted in the United States
                         District Court for the Southern District of New York by
                         RMED International, Inc. ("RMED"), a former stockholder of the Company.

                         The complaint alleges, among other things, that RMED and a purported class consisting of persons who purchased the Company's common stock on or after March 19, 1993 were damaged by alleged nondisclosures in certain filings made by the Company with the Securities and Exchange Commission between January 1993 and June 1994 relating to an investigation by the FTC. The complaint alleges that such nondisclosures constituted violations of Federal and New York State securities laws, as well as common law fraud, and seeks damages (including punitive damages) in an unspecified amount (although in discovery proceedings, the named plaintiff has claimed that its damages were approximately $800,000) as well as costs and disbursements of the action. On June 2, 1994, the Company issued a press release that disclosed the FTC action.

                         On September 30, 1994, the defendants filed a motion to dismiss for failure to state a cause of action and for lack of subject matter jurisdiction over the state claims. The motion was denied. In June 1995, RMED filed a motion for class certification which motion was granted in March 1996. Fact discovery was completed by the end June 1998. Expert discovery was completed by the end of 1998. Plaintiff's expert prepared a report claiming that plaintiffs have suffered damages in an amount in excess of $3,000,000. In August 1999, defendants moved to exclude plaintiff's expert report. That motion was denied. The defendants intend to file a motion for summary judgment.

                         Management believes that the lawsuit is without merit and intends to defend the action vigorously; however, the outcome cannot be determined.

                                                           Gristede's Foods Inc.
                                                                and Subsidiaries

                                      Notes to Consolidated Financial Statements
================================================================================

                         In addition to the above actions, various claims and lawsuits arising in the ordinary course of business are pending against the Company. The subject matter of these proceedings primarily includes customer accident claims and commercial disputes. The results of these proceedings are not expected to have a material adverse effect on the Company's consolidated financial position or results of operations.

                                    PART III

Item 9            CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                      ACCOUNTING AND FINANCIAL DISCLOSURE.

                                      None.

Item 10.          DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

Set forth below is certain information as of February 25, 2000 with respect to all directors and executive officers of the Company.

                                                Position with the Company or
                        Director                 Other Principal Occupation
Name and Age             Since                     for the Past Five Years
------------             -----                     -----------------------

John A. Catsimatidis     1988(1)     Chairman of the Board, President and Chief Executive
     (51)                            Officer of the Company since July 28, 1988; Treasurer of
                                     the Company from July 28, 1988 to March 17, 1998 and
                                     since November 15, 1999; President and Chief Executive
                                     Officer of Red Apple Group, Inc. (holding company for
                                     supermarket chains) and Chairman of the Board and Chief
                                     Executive Officer and Director of United Refining
                                     Company (a refiner and retailer of petroleum products)
                                     for more than five years; Director of News
                                     Communications Inc., a public company whose stock is
                                     traded over-the-counter, since December 4, 1991.

Martin R. Bring          1988        Member of the law firm of Wolf, Block, Schorr and
     (57)                            Solis-Cohen LLP, New York, N.Y. and predecessor firm for
                                     more than five years.

Frederick Selby          1978        Managing Director of The Chart Group, L.P., an investment
                                     banking firm, since January 2000; Chairman of Selby
                                     Capital Partners (acquisition and sale of privately owned
                                     firms and divisions of public companies) for more than
                                     five years. Managing Director and senior officer of
                                     mergers and (62) acquisitions division of Bankers Trust
                                     Company; Senior Vice President of Corporate Finance of
                                     B.A.I.I. Banking (Paris) and Director of Corporate Finance
                                     of Legg Mason Wood Walker prior thereto.

--------
      1Mr. Catsimatidis also served as a director of the Company from November 4, 1986 to November 27, 1987.

                                                Position with the Company or
                        Director                 Other Principal Occupation
Name and Age             Since                     for the Past Five Years
------------             -----                     -----------------------

Kishore Lall             1997        Director of the Company since October, 1997; consultant
    (52)                             to Red Apple Group, Inc. from January 1997 to October
                                     1997; private investor from June 1994 to December 1996;
                                     Senior Vice President and Head of Commercial Banking ABN
                                     AMRO Bank, New York branch from January 1991 until May
                                     1994.

Dennis E. Berberich      1998        Independent consultant since January, 1999; President of
       (61)                          Canada Dry Bottling Company of New York, a privately
                                     held soft drink distributor, for more than ten years
                                     prior thereto.

Martin Steinberg         1998        Independent consultant. Mr. Steinberg also served as a
      (66)                           director of the Company from May 1974 to January 1991.

Edward P. Salzano        1999        Executive Vice President and Director of Cantisano
      (52)                           Foods, Inc., a privately held sauce and salsa
                                     manufacturing company, for more than 15 years.

Stuart Spivak              --        Executive Vice President and Chief Financial Officer of
     (63)                            the Company since March 17, 1998; Secretary of the
                                     Company since November 15, 1999; Chief Financial Officer
                                     of the Food Group for more than ten years prior to 1998.

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

      Each of Messrs. Spivak, Lall, Steinberg, Berberich and Bring did not timely file a Form 5 to report the grant to him of options to purchase Common Stock, but all of such persons subsequently filed a Form 5. To the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company and written representations that no other reports were required during fiscal 1999, all other Section 16(a) filings applicable to its directors, officers and more than 10 percent beneficial owners were timely filed.

Item 11. EXECUTIVE COMPENSATION.

The following table sets forth for the fiscal years ended November 28, 1999, November 29, 1998 and the Transition Period from March 3, 1997 to November 30, 1997, certain information concerning the compensation paid or accrued to Officers of the Company.

                                                                                              Long-term compensation
                                                                                        ---------------------------------

                                                    Annual Compensation                       Awards             Payouts
                                             ----------------------------------------------------------------------------     All
                                                                     Other annual    Restricted                              other
Name and                                                               compen-         stock       Options        LTIP      compen-
principal                                                  Bonus        sation        award(s)      /Sar's       payouts    sation
position                      Year           Salary ($)     ($)          ($)            ($)          (#)           ($)        ($)
------------------------------------------------------------------------------------------------------------------------------------

John Catsimatidis,      Fiscal 1999           $100,000      $--          $--            $--           --          $--       $     0
  Chairman of the       Fiscal 1998                  0       --           --             --           --           --            --
  Board, President      Transition Period            0       --           --             --           --           --            --
  and Chief
  Executive Officer

Stuart Spivak           Fiscal 1999           $132,000       --           --             --       40,000           --       $10,000*
  Executive Vice        Fiscal 1998                  0       --           --             --           --           --             --
  President and         Transition Period            0       --           --             --           --           --             --
  Chief Financial
  Officer
------------------------------------------------------------------------------------------------------------------------------------

* Represents the personal use of a Company vehicle

Options Granted in Last Fiscal Year

      The following table sets forth certain information concerning options granted during fiscal 1999 to the executive officers named in the Summary Compensation Table.

                                                                          Market                      Potential Realizable Value
                                                                         Price of                      At Assumed Annual Rates
                          Number of      Percentage of                    Common                            of Stock Price
                         Securities      Total Options                   Stock on                          Appreciation for
                         Underlying       Granted to       Exercise       Date of                            Option Term
Name                       Options       Employees in       Price          Grant      Expiration             -----------
                         Granted (#)          1999        ($/Share)      ($/Share)       Date            5% ($)        10%($)
--------------------------------------------------------------------------------------------------------------------------------

John Catsimatidis               0              --               --            --             --               --            --

Stuart Spivak              40,000            14.2%          $2.625        $2.625        3/16/08          $65,708      $166,824

Aggregate Options Exercised in Last Fiscal Year and Fiscal Year End Option
Values

      During fiscal 1999, no stock options were exercised by either of the executive officers named in the Summary Compensation Table. The following table sets forth the number and value of options outstanding at November 28, 1999 held by the executive officers named in the Summary Compensation Table:

                     Number of Unexercised              Value of Unexercised
                        Options Held on               in-the-Money Options on
                       November 28, 1999                 November 28, 1999
                       -----------------                 -----------------
Name               Exercisable/Unexercisable         Exercisable/Unexercisable
--------------------------------------------------------------------------------

John Catsimatidis            525,000/0                         0/0

Stuart Spivak            23,333/26,667                         0/0

      The closing sales price of the Common Stock on the American Stock Exchange on November 26, 1999 (the last trading day before November 28, 1999) was $2.375. On November 28, 1999 Mr. Catsimatidis held options to purchase 275,000 shares of Common Stock at $3.75 per share and options to purchase 250,000 shares at $2.875 per share. Mr. Spivak held options to purchase 10,000 shares at $5.625 per share and 40,000 shares at $2.625 per share.

Compensation of Directors

Non-officer directors receive a quarterly stipend of $1,500 and $500 for each meeting attended. Directors who serve on committees receive $500 for each meeting attended.

Compensation Committee Interlocks and Insider Participation

      The Board of Directors has a Compensation Committee consisting of Frederick Selby, Dennis Berberich and Martin Steinberg. During fiscal 1999, none of the Directors on the Compensation Committee were employees or officers of the Company nor had a relationship with the Company requiring disclosure under Item 13, "Certain Relationships and Related Transactions."

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

      The following table sets forth certain information regarding ownership of Common Stock on March 10, 2000 by: (i) each stockholder known to the Company to own beneficially more than 5% of the outstanding shares of Common Stock; (ii) each of the Company's directors; and (iii) all officers and directors of the Company as a group. Except as otherwise indicated, the address of each person is c/o Gristede's Foods, Inc., 823 Eleventh Avenue, New York, N.Y. 10019-3535. The Company believes that ownership of the shares by the persons named below is both of record and beneficial and such persons have sole voting and investment power with respect to the shares indicated.

Name and Address of
Beneficial Owner                           Number of Shares   Percent of Class
--------------------------------------------------------------------------------

John Catsimatidis                            18,561,350(1)          92.1%
Martin Steinberg                                117,642(2)             *
2042 Whalen Ave
Merrick, NY 11566
Kishore Lall                                     33,333(3)             *
Dennis Berberich                                 25,000(2)             *
128 Montery Ave
Pelham, NY 10803
Martin Bring                                     16,000(4)             *
Frederick Selby                                  13,110(5)             *
Edward P. Salzano                                 3,000                *
197 Graney Drive
River Vale, New Jersey 07675
All officers and directors as a group        18,806,112(6)          92.9%
(8 persons)

* Less than 1%.

----------
(1) Includes an aggregate of 12,473,974 shares held by corporations controlled by Mr. Catsimatidis, 81,900 shares held by Mr. Catsimatidis as custodian, 2,057 shares held by a profit sharing plan of which Mr. Catsimatidis is a trustee, 605 shares held by Mr. Catsimatidis as a trustee of individual retirement accounts and currently exercisable options to purchase an aggregate of 525,000 shares of Common Stock.
(2) Includes an aggregate of 5,000 shares of Common Stock which may be purchased upon the exercise of currently exercisable stock options.
(3) Includes an aggregate of 18,333 shares of Common Stock which may be purchased upon the exercise of currently exercisable options.

(4) Includes an aggregate of 16,000 shares of Common Stock which may be purchased upon the exercise of currently exercisable stock options.
(5) Includes an aggregate of 11,000 shares of Common Stock which may be purchased upon the exercise of currently exercisable options.
(6) Includes an aggregate of 617,000 shares of Common Stock which may be purchased upon the exercise of currently exercisable stock options.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      Under a Management Agreement, dated November 10, 1997 (the "Management Agreement"), Namdor Inc., a subsidiary of the Company, performs consulting and managerial services for three supermarkets owned by corporations controlled by John Catsimatidis. In consideration of such services, Namdor Inc. is entitled to receive on a quarterly basis a cash payment of one and one-quarter (1.25%) percent of all sales of inventory and merchandise made at or from the managed supermarkets. During the fiscal year ended November 28, 1999 management fee income was $99,732.

      Effective as of January 1, 1994, the Company entered into Indemnification Agreements with each of its directors and officers other than Kishore Lall. The Company entered into an Indemnification Agreement with Kishore Lall effective as of October 30, 1997, and also entered into Indemnification Agreements with Stuart Spivak and a former officer effective March 17, 1998, Martin Steinberg effective July 21, 1998, Dennis Berberich effective August 18, 1998 and Edward Salzano effective August 12, 1999. Said agreements supplement the indemnification provisions of the Company's By- laws and the Delaware General Corporation Law. The stockholders of the Company authorized the Company to enter into such agreements with each of its directors at the Annual Meeting of Stockholders held on August 21, 1987. The Board of Directors has authorized the Company to enter into such agreements with each of its officers.

      C & S Acquisition Corp. (formerly Red Apple Leasing, Inc.,) a corporation wholly owned by John Catsimatidis, leases equipment to the Company. Such leases are primarily for store operating equipment. Obligations under capital leases at November 28, 1999 were $459,152 and require monthly payments of $35,114 through March 1, 2001. Obligations under operating leases were $41,676 per month during fiscal 1999.

      Advertising services are provided to the company by an affiliated company, MCV Advertising Associates Inc. a Company 85% owned by John Catsimatidis. For the year ended November 28, 1999 the costs incurred were $1,191,957.

      By virtue of his ownership of Common Stock (see Item 12, "Security Ownership of Certain Beneficial Owners and Management") and his position as Chairman of the Board of the Company, John Catsimatidis may be deemed to be a "parent" of the Company under rules promulgated by the Commission.

      The Company leases four locations from Red Apple Real Estate, Inc., a company solely owned by John Catsimatidis. During the 52 weeks ended November 28, 1999 the Company paid to Red Apple Real Estate, Inc. $636,059 for rent and real estate taxes under such leases.

      Wolf, Block, Schorr and Solis-Cohen LLP, a law firm of which Martin Bring, a director of the Company, is a member, charged fees of approximately $235,260 for rendering legal services to the Company during the 52 weeks ended November 28, 1999.

      On February 6, 1998, the Company agreed to purchase substantially all of the assets and assume certain of the liabilities of a supermarket located at 1644 York Avenue, New York City, that was owned by a corporation controlled by John Catsimatidis. The purchase price was to be determined at a subsequent date based upon criteria set forth in the purchase agreement. On March 1, 2000 the Company and the affiliate determined to restructure the transaction by rescinding the purchase effective as of

February 6, 1998 and entering into an operating agreement which gives the Company full control of the supermarket and the right to operate the supermarket for the account of the Company. The operating agreement terminates on December 3, 2000, but the term shall be extended for additional one year periods unless either party shall give notice of termination not later than 90 days prior to the end of the then current term of the agreement. Under the operating agreement the Company shall pay to the affiliate $1.00 per annum, plus such other consideration as may be approved by the Company's directors (excluding John Catsimatidis). Pursuant to the operating agreement the Company, or any designee of the Company, also has the option until December 31, 2005 to purchase the supermarket for $2,778,175, which price is the fair market price of the supermarket established on October 11, 1999 by the Company's directors (excluding John Catsimatidis).

      Amounts due to affiliate, United Acquisition Corp., a corporation wholly owned by John Catsimatidis, represent liabilities in connection with the consummation of the Merger. The affiliate has agreed not to demand payment of these liabilities in the next fiscal year. Accordingly, the liability has been classified as noncurrent. Amount due to affiliate at November 28, 1999 and November 29, 1998 was $9,113,500 and $4,031,394, respectively; of these amounts $9,000,000 and $3,000,000, respectively, was subordinated to the Company's banks. The liability does not bear interest. The $5,082,106 increase in due to affiliate represents advances made during fiscal 1999 by such affiliate, the proceeds of which were primarily used to partially fund the Company's store renovation and expansion program.

      On March 10, 1999 Mr. John Catisimatidis issued a limited $600,000 guarantee of the collection of all accounts receivable acquired pursuant to the Food Group acquisition. Furthermore, Mr. Catsimatidis has agreed not to permit the level of the Company's liability due to the affiliate to fall below $600,000, prior to the issuance of the fiscal year ended December 3, 2000 audited financial statements.

      The Company leases one 25,000 square foot warehouse and three supermarkets locations from entities owned by the Company's Chairman. The lease terms provide for an aggregate of $1,100,100 per year in lease payments. The lease are triple net whereby the tenant pays all real estate taxes and maintenance. The lease expire March 1, 2006 through March 1, 2009.

                                     PART IV

Item 14. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K.

(a)(1) Financial Statements

      A list of all financial statements filed as part of this report is contained in the index to Item 8, which index is incorporated herein by reference.

(2) Financial Statement Schedules

      Valuation and Qualifying Accounts

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

10.8 Agreement dated as of March 1, 2000 between G Remainder Corp. and Gristede's Operating Corp.*

10.9 First Amendment and Waiver to Loan Agreement dated April 30, 1998 between the Company, IDBNY, Keybank and Bank Leumi. Incorporated by reference to Exhibit 10.9 to the Transition Period 10-K.

10.10 1998 Stock Option Plan. Incorporated by reference to Exhibit 10.10 to the Transition Period 10.K.

10.11     Agreement dated March 10, 2000 between John Catsimatidis and the
          Company.*

10.12 Second Amendment to Loan Agreement dated as of August 29, 1998 between the Company, European American Bank, Israel Discount Bank of New York, Keybank and Bank Leumi. Incorporated by reference to Exhibit 10.12 to the Company's Annual Report on Form 10-K for the fiscal year ended November 29, 1998 (the "1998 10-K").

10.13 Third Amendment to Loan Agreement dated as of November 28, 1998 between the Company, European American Bank, Israel Discount Bank of New York, Keybank and Bank Leumi. Incorporated by reference to Exhibit
          10.13 to the 1998 10-K.

10.14 Fourth Amendment to Loan Agreement dated as of February 27, 1999 between the Company, EAB, IDNY, Keybank and Bank Leumi. Incorporated by reference to Exhibit 10 the Company's Quarterly Report on Form 10-Q for the quarter ended February 28, 1999.

10.15 Fifth Amendment to Loan Agreement dated as of May 29, 1999 between the Company, EAB, IDNY, Keybank and Bank Leumi. Incorporated by reference to Exhibit 99 to the Company's Current Report on Form 8-K dated June 15, 1999.

10.16 Sixth Amendment to Loan Agreement dated as of November 27, 1999 among the Company, EAB, IDNY, Dime Savings Bank of New York, FSB (as successor to Keybank) and Bank Leumi.*

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

          The Registrant has one other wholly-owned subsidiary, the name of which is omitted herein because as of February 25, 2000 it did not constitute a significant subsidiary.

23.       Consent of BDO Seidman, LLP Independent Certified Public Accountants.*

27.       Financial Data Schedule. *

----------
*     Filed herewith.

(b) The Company did not file any Current Reports on Form 8-K during the last quarter of the period covered by this report.

                             Article 12 - Schedules

Valuation and Qualifying Accounts

Reg. 210.12-09

--------------------------------------------------------------------------------

                               Column C-Additions

                                                       (2)--
Column A--          Column B--        (1)--          Charged to
Description (1)     Balance at     charged to          other            Column D--         Column E--
                   beginning of    costs and         accounts--        Deductions--        Balance at
                      period        expenses          describe          describe         end of period
------------------------------------------------------------------------------------------------------
Accounts                                                               Reserved for
Receivable              0           $500,000          Bad debt         bad debt           $500,000
                                                      expense          allowance
------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------
(1) List, by major classes, all valuation and balance sheet caption, Reserves. qualifying accounts and reserves not included in specific schedules. Identify Valuation and qualifying accounts and each class of valuation and qualifying reserves as to which the additions, accounts and reserves by description title. deductions, and balances were not Group (a) those valuation and qualifying individually significant may be grouped in accounts which are deducted in the balance one total and in such case the information sheet from the assets to which they apply called for under columns C and D need not and (b) those reserves which support the be given.
--------------------------------------------------------------------------------

{As last amended in Release No. AS-280, September 2, 1980, 45 F. R. 63660.}

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        GRISTEDE'S FOODS, INC.


Dated: June 12, 2000                    By: /s/ John A. Catsimatidis
                                            ------------------------------------
                                        John A. Catsimatidis
                                        Chairman of the Board

Signature                       Title                                   Date
---------                       -----                                   ----

/s/ John A. Catsimatidis        Chairman of Board, President      June 12, 2000
------------------------        and Chief Executive Officer
John A. Catsimatidis            (Chief Executive Officer and
                                Chief Operating Officer)



/s/ Martin Bring                Director                          June 12, 2000
----------------
Martin Bring


/s/ Frederick Selby             Director                          June 12, 2000
-------------------
Frederick Selby


/s/ Kishore Lall                Director                          June 12, 2000
----------------
Kishore Lall


/s/ Stuart Spivak               Executive Vice President and      June 12, 2000
-----------------               Chief Financial Officer (Chief
Stuart Spivak                   Financial Officer and Chief
                                Accounting Officer through
                                April 30, 2000)


/s/ Martin Steinberg            Director                          June 12, 2000
--------------------
Martin Steinberg


/s/ Dennis Berberich            Director                          June 12, 2000
--------------------
Dennis Berberich


/s/ Edward Salzano              Director                          June 12, 2000
------------------
Edward Salzano

                             GRISTEDE'S FOODS, INC.
                           ANNUAL REPORT ON FORM 10-K
                               FOR THE FISCAL YEAR
                             ENDED NOVEMBER 28, 1999

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

10.6 Loan Agreement dated as of November 7, 1997 between the Company, European American Bank ("EAB"), Israel Discount Bank of New York ("IDBNY"), Keybank National Association ("Keybank") and Bank Leumi Trust Company of New York ("Bank Leumi"). Incorporated by reference to
          Exhibit 10.6 to the Transition Period 10- K. All exhibits and schedules to the Loan Agreement are omitted, but the Registrant undertakes to provide copies of any or all of the foregoing exhibits and schedules to the Securities and Exchange Commission upon its request.

10.7 Management Agreement dated November 10, 1997 between Namdor Inc., G Remainder Corp. and S Remainder Corp. Incorporated by reference to
          Exhibit 10.7 to the Transition Period 10-K.

10.8 Agreement dated as of March 1, 2000 between G Remainder Corp. and Gristede's Operating Corp.*

10.9 First Amendment and Waiver to Loan Agreement dated April 30, 1998 between the Company, IDBNY, Keybank and Bank Leumi. Incorporated by reference to Exhibit 10.9 to the Transition Period 10-K.

10.10 1998 Stock Option Plan. Incorporated by reference to Exhibit 10.10 to the Transition Period 10.K.

10.11     Agreement dated March 10, 2000 between John Catsimatidis and the
          Company.*

10.12 Second Amendment to Loan Agreement dated as of August 29, 1998 between the Company, European American Bank, Israel Discount Bank of New York, Keybank and Bank Leumi. Incorporated by reference to Exhibit 10.12 to the Company's Annual Report on Form 10-K for the fiscal year ended November 29, 1998 (the "1998 10-K").

10.13 Third Amendment to Loan Agreement dated as of November 28, 1998 between the Company, European American Bank, Israel Discount Bank of New York, Keybank and Bank Leumi. Incorporated by reference to Exhibit
          10.13 to the 1998 10-K.

10.14 Fourth Amendment to Loan Agreement dated as of February 27, 1999 between the Company, EAB, IDNY, Keybank and Bank Leumi. Incorporated by reference to Exhibit 10 the Company's Quarterly Report on Form 10-Q for the quarter ended February 28, 1999.

10.15 Fifth Amendment to Loan Agreement dated as of May 29, 1999 between the Company, EAB, IDNY, Keybank and Bank Leumi. Incorporated by reference to Exhibit 99 to the Company's Current Report on Form 8-K dated June 15, 1999.

10.16 Sixth Amendment to Loan Agreement dated as of November 27, 1999 among the Company, EAB, IDNY, Dime Savings Bank of New York, FSB (as successor to Keybank) and Bank Leumi.*

11.       Statement re computation of per share income (loss). Not required.

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

          The Registrant has one other wholly-owned subsidiary, the name of which is omitted herein because as of February 25, 2000 it did not constitute a significant subsidiary.

23.       Consent of BDO Seidman, LLP Independent Certified Public Accountants.*

27.       Financial Data Schedule. *

----------
*     Filed herewith.