Form 10-Q
period 2000-02-27
GRISTEDES SLOANS INC /DE
filed 2000-06-12
CIK 28325

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

      (Mark One)

|X|             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 27, 2000.

|_|            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from .............to ............

Commission File Number 1-7013
                       ------

                             GRISTEDE'S FOODS, INC.
                             ----------------------
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

Yes |X| No |_|

At April 30, 2000, the registrant had issued and outstanding 19,636,574 shares of common stock.

                     GRISTEDE'S FOODS, INC. AND SUBSIDIARIES

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

            Consolidated Balance Sheets as of
               February 27, 2000 and November 28, 1999                    Page 3

            Consolidated Statements of Operations for
               the quarters ended
               February 27, 2000 and February 28, 1999                    Page 4

            Consolidated Statements of Stockholders' Equity
               for the year ended November 28, 1999 and the
               quarter ended February 27, 2000                            Page 5

            Consolidated Statements of Cash Flows for the
               quarters ended February 27, 2000 and
               February 28, 1999                                          Page 6

            Notes to Consolidated Financial Statements                    Page 7

Item 2. Management's Discussion and Analysis of Financial Condition
        and Results of Operations                                         Page 9

Item 1
Financial Statements

                     GRISTEDE'S FOODS, INC. AND SUBSIDIARIES
                      UNAUDITED CONSOLIDATED BALANCE SHEETS

                                                          February 27,    November 28,
ASSETS                                                        2000            1999
                                                          ------------    ------------
CURRENT ASSETS:
    Cash                                                  $    339,270    $    298,582
    Accounts receivable - net of allowance for doubtful
        accounts of $500,000 at February 27, 2000 and
        $500,000 November 28, 1999                           6,197,242       6,797,401
    Inventory                                               26,401,530      25,241,677
    Prepaid expenses and other current assets                1,932,675       1,761,378
    Notes receivable - current portion                         305,140         306,337
                                                          ------------    ------------

        Total current assets                                35,175,857      34,405,375
                                                          ------------    ------------

PROPERTY AND EQUIPMENT:
    Furniture, fixtures and equipment                       15,600,998      15,334,522
    Capitalized equipment leases                            14,265,986      13,072,200
    Leaseholds and leasehold improvements                   42,982,452      40,773,458
                                                          ------------    ------------
                                                            72,849,436      69,180,180
    Less accumulated depreciation and amortization          30,770,798      29,576,085
                                                          ------------    ------------

        Net property and equipment                          42,078,638      39,604,095

    Deposits and other assets                                  877,092         769,221
    Deferred costs                                           2,883,957       2,994,991
    Notes receivable - noncurrent portion                      185,162         256,489
                                                          ------------    ------------

TOTAL                                                     $ 81,200,706    $ 78,030,171
                                                          ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
    Accounts payable, trade                               $ 14,073,632    $ 14,800,350
    Accrued payroll, vacation and withholdings                 979,343       1,052,150
    Accrued expenses and other current liabilities           1,535,404       1,510,690
    Capitalized lease obligation - current portion           1,755,314       1,570,553
    Current portion of long term debt                        2,009,523       1,797,619
                                                          ------------    ------------

        Total current liabilities                           20,353,216      20,731,362

    Long-term debt - noncurrent portion                     27,323,221      27,035,125
    Due to Affiliate                                        10,863,500       9,113,500
    Deferred advertising                                     1,399,954       1,597,654
    Capitalized lease obligation - noncurrent portion        6,186,845       5,651,425
    Deferred rents                                           2,559,242       2,392,753
                                                          ------------    ------------

        Total liabilities                                   68,685,978      66,521,819
                                                          ------------    ------------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:

    Common stock, $0.02 par value - shares authorized
        25,000,000; outstanding 19,636,574 shares at
        February 27, 2000 and November 28, 1999                392,732         392,732
    Additional paid-in capital                              14,136,674      14,136,674
    Retained eanings/ (deficit)                             (2,014,678)     (3,021,054)
                                                          ------------    ------------

        Total stockholders' equity                          12,514,728      11,508,352
                                                          ------------    ------------
TOTAL
                                                          $ 81,200,706    $ 78,030,171
                                                          ============    ============

See accompanying notes.

                     GRISTEDE'S FOODS, INC. AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
             13 WEEKS ENDED FEBRUARY 27, 2000 AND FEBRUARY 28, 1999

                                                       13 weeks         13 weeks
                                                         ended           ended
                                                      February 27     February 28
                                                          2000            1999
                                                      ------------    ------------
Sales                                                 $ 53,747,897    $ 44,187,791
Cost of sales                                           32,408,079      27,135,886
                                                      ------------    ------------

Gross profit                                            21,339,818      17,051,905

Store operating, general and administrative expense     16,260,186      13,122,980

Pre-store  opening startup costs                           283,333         315,034

Depreciation and amortization                            1,271,300       1,138,484

Non-store operating expenses:

    Administrative payroll and fringes                   1,076,338         979,417
    General office expense                                 411,418         321,065
    Professional fees                                      110,573         196,189
    Corporate expense                                       42,315          39,250
                                                      ------------    ------------

Total non-store operating expense                        1,640,644       1,535,921
                                                      ------------    ------------

Operating profit                                         1,884,355         939,486
                                                      ------------    ------------

Other income (expense):

    Interest expense                                      (886,186)       (544,854)
    Interest income                                         14,707          28,788
                                                      ------------    ------------

Total other expense - net                                 (871,479)       (516,066)
                                                      ------------    ------------

Income before income taxes                               1,012,876         423,420

Provision for income taxes                                   6,500          16,724
                                                      ------------    ------------

Net income                                            $  1,006,376    $    406,696
                                                      ============    ============

Income per share                                      $       0.05    $       0.02
                                                      ============    ============

Weighted average number of shares and
equivalents outstanding                                 19,636,574      19,636,574
                                                      ============    ============

See accompanying notes

                     GRISTEDE'S FOODS, INC. AND SUBSIDIARIES
            UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
    FOR THE YEAR ENDED NOVEMBER 28, 1999 AND 13 WEEKS ENDED FEBRUARY 27, 2000

                                                                  Additional     Retained         Total
                                           Common stock             Paid-In      earnings     Stockholders'
                                      Shares         Amount         Capital      (Deficit)       Equity
                                    -----------    -----------    -----------   -----------   -------------
Balance at November 27, 1998         19,636,574    $   392,732    $14,136,674   $  (147,723)   $14,381,683

Net loss for the year ended
   November  28, 1999                                                            (2,873,331)    (2,873,331)
                                    -----------    -----------    -----------   -----------    -----------

Balance at November 28, 1999         19,636,574        392,732     14,136,674    (3,021,054)    11,508,352

Net income for the thirteen weeks
   ended February 27, 2000                                                        1,006,376      1,006,376
                                    -----------    -----------    -----------   -----------    -----------

Balance at February 27, 2000         19,636,574    $   392,732    $14,136,674   $(2,014,678)   $12,514,728
                                    ===========    ===========    ===========   ===========    ===========

See accompanying notes.

                     GRISTEDE'S FOODS, INC. AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
             13 WEEKS ENDED FEBRUARY 27, 2000 AND FEBRUARY 28, 1999

                                                        February 27,   February 28,
                                                           2000           1999
                                                        ------------   ------------
Cash flows from operating activities:

   Net income                                           $ 1,006,376    $   406,696

   Adjustments to reconcile net income to net cash provided by operating activities:

     Depreciation and amortization                        1,271,300      1,138,484

     Changes in operating assets and liabilities:

       Accounts receivable - net                            600,159        471,953
       Inventory                                         (1,159,853)    (1,323,772)
       Prepaid expenses and other current assets           (171,297)      (179,004)
       Notes receivable                                      72,524        731,367
       Other assets                                           3,163       (315,720)
       Accounts payable, trade                             (726,718)     1,084,630
       Accrued payroll, vacation and withholdings           (72,807)      (724,141)
       Accrued expenses and other current liabilities        24,714        453,744
       Deferred rents                                       166,489        166,953
       Other credits                                       (197,700)       (32,500)
                                                        -----------    -----------

         Net cash provided by operating activities          816,350      1,878,690
                                                        -----------    -----------

Cash flows from investing activities:

   Capital expenditures - net                            (3,745,843)    (2,127,795)
                                                        -----------    -----------

         Net cash used in investing activities           (3,745,843)    (2,127,795)
                                                        -----------    -----------

Cash flows from financing activities:

    Repayments of bank loan                                (300,000)      (816,905)
    Repayment capitalized lease obligations                (444,853)      (172,430)
    Proceeds from bank loans                                800,000        700,000
    Proceeds from capitalized lease obligations           1,165,034        334,499
    Due from affiliates                                   1,750,000        180,000
                                                        -----------    -----------

         Net cash used in financing activities            2,970,181        225,164
                                                        -----------    -----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS         40,688        (23,941)

CASH AND CASH EQUIVALENTS, begining of period               298,582         53,794
                                                        -----------    -----------

CASH AND CASH EQUIVALENTS, end of period                $   339,270    $    29,853
                                                        ===========    ===========

Supplemental disclosures of cash flow information:

    Cash paid for interest                              $   339,270    $   440,990
    Cash paid for taxes                                      89,050          5,097

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

The Company presently operates 41 supermarkets (the "Supermarkets") and two pharmacy stores. 36 Supermarkets and two pharmacy stores are located in Manhattan, New York, three Supermarkets are located in Westchester County, New York, one Supermarket is located in Brooklyn, New York, one Supermarket is located in Long Island, New York. 7 of the Supermarkets are operated under the "Sloan's" name and 34 are operated under the "Gristede's" name. The Company leases all of its store locations.

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

The Company's Annual Report on Form 10-K for the 12 month period ended November 28, 1999 contains information which should be read in conjunction herewith.

2. RELATED PARTY TRANSACTIONS

Under a management agreement dated November 10, 1997, Namdor Inc., a subsidiary of the Company, performs consulting and managerial services for three supermarkets owned by corporations controlled by John Catsimatidis. In consideration of such services, Namdor Inc. is entitled to receive on a quarterly basis a cash payment of 1.25% of all sales of merchandise made at the managed supermarkets. During the quarters ended February 27, 2000 and February 28, 1999 the management fee income was $23,976 and $27,541, respectively.

C&S Acquisition Corp. (formerly Red Apple Leasing, Inc.) a corporation wholly owned by John Catsimatidis, leases equipment to the Company. Such leases are primarily for store operating equipment. Obligations under capital leases at February 27, 2000 were $325,803 and require monthly payments of $35,114 through March 1, 2001. Obligations under operating leases were $41,676 per month during the quarter ended February 27, 2000.

Advertising services are provided to the Company by an affiliated company, MCV Advertising Associates Inc. a company owned by John Catsimatidis. For the quarters ended February 27, 2000 and February 28, 1999 the costs incurred were $375,102 and $285,032, respectively.

The Company leases three locations from Red Apple Real Estate, Inc., a company solely owned by John Catsimatidis. During the quarters ended February 27, 2000 and February 28, 1999 the Company paid to Red Apple Real Estate, Inc. $307,858 and $225,666, respectively.

Wolf, Block, Schorr and Solis-Cohen LLP, a law firm of which Martin Bring, a director of the Company is a member, received fees of $52,858 and $36,644 for the quarters February 27, 2000 and February 28, 1999, respectively.

                     GRISTEDE'S FOODS, INC. AND SUBSIDIARIES

                                     PART I

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
              RESULTS OF OPERATIONS FOR THE QUARTERS ENDED FEBRUARY 27, 2000 AND FEBRUARY 28, 1999.

RESULTS OF OPERATIONS:

The following table sets forth items from the Company's Consolidated Statements of Operations as a percentage of sales.

                                                     13 weeks        13 weeks
                                                      ended           ended
                                                    February 27,   February 28,
                                                       2000            1999
                                                       ----            ----

Sales                                                  100.0           100.0
Cost of sales                                           60.3            61.4
                                                      ------          ------
Gross profit                                            39.7            38.6
Store operating, general and
   administrative expense                               30.3            29.7
Pre-store opening startup costs                          0.5             0.7
Depreciation and amortization                            2.4             2.6
Non-store operating expense                              3.0             3.5
                                                      ------          ------
Operating profit                                         3.5             2.1
Other income (expense)                                  (1.6)           (1.2)
                                                      ------          ------
Income from operations
   before income taxes                                   1.9             0.9
Provision for income taxes                                --              --
                                                      ------          ------
Net income                                               1.9             0.9
                                                      ------          ------

Sales for the 13 weeks ended February 27, 2000 were $ 53,747,897 as compared to sales for the 13 weeks ended February 28, 1999 of $44,187,791. The increase in sales during the 2000 period was primarily the result of the Company's remodeling program, which is continuing and two new stores which opened subsequent to the 1999 period.

Gross profit was $21,339,818 or 39.70 % of sales for the 13 week period ended February 27, 2000 as compared with $17,051,905 or 38.59 % of sales for the 13 week period ended February 28, 1999. The increase in gross profit as a percentage of sales, during the 2000 period, was primarily due to reduced promotional price reductions in connection with the grand reopening periods of the newly remodeled stores as well as the recovery of certain stores from unusually low gross margins during the fourth quarter of fiscal 1999.

Store operating, general and administrative expenses were $16,260,186 or 30.25 % of sales for the 13 week period ended February 27, 2000 as compared to $13,122,980 or 29.70 % of sales for the 13 week period ended February 28, 1999. The increase in store operating, general and administrative expenses as a percentage of sales in the 2000 period was mainly due to increases in occupancy cost, labor costs associated with the store remodels and advertising costs.

Pre-store opening startup costs were $283,333 or 0.53% of sales for the 13 weeks ended February 27, 2000 as compared to $315,034 or 0.71% of sales for the 13 week period ended February 28, 1999. The decrease in pre-store opening startup costs in the 2000 period was primarily due to the fact that the stores remodeled required less pre-opening advertising and store set-up labor costs.

Non-store operating expenses were $ 1,640,644 or 3.05 % of sales for the 13 weeks ended February 27, 2000 as compared to $1,535,921 or 3.48 % of sales for the 13 week period ended February 28, 1999. Administrative payroll and fringes were 2.00 % of sales for the 2000 period as compared with 2.22 % of sales for the 1999 period. The decrease in the 2000 period reflects the containment of costs associated with the supervisory personnel required as a result of the additional business generated by the store remodeling program. General office expenses as a percentage of sales were 0.77 % for the 2000 period as compared to
0.73 % for the 1999 period. The increase during the 2000 period was primarily due to additional back office costs in relation to the increased sales. Professional fees were 0.20 % of sales for the 2000 period as compared to 0.44 % of sales for the 1999 period. The decrease in the 2000 period was due to the reduced need for outside accounting and legal services. Corporate expenses as a percentage of sales were 0.08 % for the 2000 period as compared to 0.09 % for the 1998 period. The slight decrease was primarily due to decreased shareholder expenses.

Interest expense for the 13 weeks ended February 27, 2000 was $ 886,186 as compared to $544,854 for the 13 weeks ended February 28,1999. The increase in the 2000 period was primarily attributable to increased borrowings under the Company's bank credit facility and increased capitalized equipment leasing.

Interest income for the 13 weeks ended February 27, 2000 was $ 14,707 as compared with $28,788 for the 13 weeks ended February 28 1999. The decrease in the 2000 period was due to the reduction in outstanding notes receivable as compared to the 1999 period.

As a result of the items reviewed above the net income before provision for income taxes for the 13 weeks ended February 27, 2000 was $1,012,876 as compared to a net income of $423,421 for the 13 week period ended February 28, 1999.

LIQUIDITY AND CAPITAL RESOURCES

On November 10, 1997, the Company completed its financial arrangements with a group of banks for a credit facility in the aggregate amount of $25,000,000. Under the credit agreement the Company obtained a term loan in the amount of $12,000,000 to refinance prior bank debt, an improvement term loan line of credit in the amount of $8,000,000 to finance capital improvements to its Supermarkets and a revolving line of credit in the amount of $5,000,000 to provide working capital. The revolving line of credit was increased to $14,000,000 effective as of May 29, 1999. As of February 27, 2000, the credit facility, as amended, provided for (i) a maturity date of November 30, 2003, at which time all amounts outstanding thereunder are due, (ii) certain financial covenants, (iii) amortization of the term loan by $100,000 per month through and including June 1, 2000, and thereafter $142,857 per month; (iv) amortization of the improvement term loan by $50,000 per month commencing July 1, 2000 through and including June 1, 2001 and $133,333 per month thereafter and (v) a reduction in the revolving credit commitment by $466,667 per month commencing July 1, 2001.

amortization was reduced to $100,000 per month through and including June 1, 2000, and thereafter is $142,857 per month; amortization on the improvement term loan is $50,000 per month commencing July 1, 2000 through and including June 1, 2001 and $133,333 per month thereafter; the revolving credit commitment reduces by $466,667 per month commencing July 1, 2001.

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

The Company has not incurred any material commitments for capital expenditures, although it anticipates spending approximately $15,000,000 to $20,000,000 on its store remodeling and expansion program in fiscal 2000. Such amount is subject to adjustment based on the availability of funds.

Borrowings under the facility bear interest at a spread over either the prime rate of the bank acting as agent for the group of banks or a LIBOR rate, with the spread dependent on the ratio of the Company's funded debt to EBITDA ratio, as defined in the credit agreement. The average interest rate on amounts outstanding under the facility during the 13 weeks ended February 27, 2000 was 9.1% per annum.

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

                                       Gristede's Foods, Inc.

                                 By:   /s/ John A. Catsimatidis
                                       ------------------------

                                       John A. Catsimatidis
                                       Chairman of the Board and
                                       Chief Executive Officer

Dated: June 12, 2000

                                 By:   /s/ Stuart Spivak
                                       -----------------

                                       Stuart Spivak
                                       Executive Vice President and
                                       Chief Financial Officer
                                       through April 30, 2000

Dated: June 12, 2000