Form 10-Q
period 2000-05-28
GRISTEDES SLOANS INC /DE
filed 2000-07-17
CIK 28325

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

      (Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 28, 2000.

|_| TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _________________

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

Yes |X| No |_|

At July 12, 2000, registrant had issued and outstanding 19,636,574 shares of common stock.

                    GRISTEDE'S FOODS, INC. AND SUBSIDIARIES

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

               Consolidated Balance Sheets as of
                     May 28, 2000 and November 28, 1999                  Page 3

               Consolidated Statements of Operations for
                     the quarters and six months ended
                     May 28, 2000 and May 30,1999                        Page 4

               Consolidated Statements of Stockholders'
                     Equity for the year ended
                     November 28, 1999 and the six months ended
                     May 28, 2000                                        Page 5

               Consolidated Statements of Cash Flows for
                     the six months ended
                     May 28, 2000 and May 30, 1999                       Page 6

               Notes to Consolidated Financial Statements                Page 7

Item 2.  Management's Discussion and Analysis of
                Financial Condition and Results of
                     Operations                                          Page 10

Item 1
Financial Statements

                              GRISTEDE'S FOODS INC.
                      UNAUDITED CONSOLIDATED BALANCE SHEETS

                                                                                         May 28,        November 28,
ASSETS                                                                                    2000              1999
CURRENT ASSETS:                                                                       ------------      ------------
        Cash                                                                          $    249,173      $    298,582
        Accounts receivable - net of allowance for doubtful accounts
           of $500,000 at May 28, 2000 and November 28, 1999                             6,865,638         6,797,401
        Inventory                                                                       27,930,445        25,241,677
        Prepaid expenses and other current assets                                        1,231,743         1,761,378
        Notes receivable - current portion                                                       0           306,337
                                                                                      ------------      ------------

                 Total current assets                                                   36,276,999        34,405,375
                                                                                      ------------      ------------

PROPERTY AND EQUIPMENT:
        Furniture, fixtures and equipment                                               15,978,733        15,334,522
        Capitalized equipment leases                                                    14,942,588        13,072,200
        Leaseholds and leasehold improvements                                           44,347,515        40,773,458
                                                                                      ------------      ------------
                                                                                        75,268,836        69,180,180
        Less accumulated depreciation and amortization                                  31,956,424        29,576,085
                                                                                      ------------      ------------

                 Net property and equipment                                             43,312,412        39,604,095

        Deposits and other assets                                                          899,088           769,221
        Deferred costs                                                                   2,776,575         2,994,991
        Notes receivable - noncurrent portion                                                    0           256,489
                                                                                      ------------      ------------

TOTAL                                                                                 $ 83,265,074      $ 78,030,171
                                                                                      ============      ============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
        Accounts payable, trade                                                       $ 14,901,574      $ 14,800,350
        Accrued payroll, vacation and withholdings                                         567,037         1,052,150
        Accrued expenses and other current liabilities                                   1,695,941         1,510,690
        Capitalized lease obligation - current portion                                   1,799,968         1,570,553
        Current portion of long term debt                                                2,288,094         1,797,619
                                                                                      ------------      ------------

                 Total current liabilities                                              21,252,614        20,731,362

        Long-term debt - noncurrent portion                                             26,744,651        27,035,125
        Due to affiliate                                                                12,043,337         9,113,500
        Deferred income                                                                  1,239,611         1,597,654
        Capitalized lease obligation - noncurrent portion                                6,355,479         5,651,425
        Deferred rents                                                                   2,718,650         2,392,753
                                                                                      ------------      ------------

                 Total liabilities                                                      70,354,342        66,521,819
                                                                                      ------------      ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
        Common stock, $0.02 par value - shares authorized 25,000,000; outstanding
             19,636,574 shares at May 28, 2000 and November 28, 1999                       392,732           392,732
        Additional paid-in capital                                                      14,136,674        14,136,674
        Retained eanings/ (deficit)                                                     (1,618,674)       (3,021,054)
                                                                                      ------------      ------------

                 Total stockholders' equity                                             12,910,732        11,508,352
                                                                                      ------------      ------------

TOTAL                                                                                 $ 83,265,074      $ 78,030,171
                                                                                      ============      ============

See accompanying notes.

                             GRISTEDE'S FOODS, INC.
                 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
        FOR THE 26 WEEKS AND 13 WEEKS ENDED MAY 28, 2000 AND MAY 30, 1999

                                                          26 weeks          13 weeks            26 weeks           13 weeks
                                                            ended             ended              ended              ended
                                                           May 28,            May 28,            May 30,            May 30,
                                                            2000               2000               1999               1999
                                                        -------------      -------------      -------------      -------------
Sales                                                   $ 106,017,817      $  52,269,920      $  88,543,266      $  44,355,475
Cost of sales                                              63,881,642         31,473,563         53,683,555         26,547,699
                                                        -------------      -------------      -------------      -------------

Gross profit                                               42,136,175         20,796,357         34,859,711         17,807,806

Store operating, general and administrative expense        32,516,371         16,256,185         27,141,048         14,018,068

Pre-store opening start-up costs                              422,223            138,890            649,343            334,309

Depreciation and amortization                               2,675,756          1,404,456          2,307,979          1,169,495

Non-store operating expenses:

    Administrative payroll and fringes                      2,185,950          1,109,612          1,861,176            881,759
    General office expense                                    770,770            359,352            605,371            284,306
    Professional fees                                         284,134            173,561            293,408             97,219
    Corporate expense                                          87,514             45,199            115,083             75,833
                                                        -------------      -------------      -------------      -------------

Total non-store operating expense                           3,328,368          1,687,724          2,875,038          1,339,117
                                                        -------------      -------------      -------------      -------------

Operating profit                                            3,193,457          1,309,102          1,886,303            946,817
                                                        -------------      -------------      -------------      -------------

Other income (expense):

    Interest expense                                       (1,803,302)          (917,116)        (1,062,501)          (517,647)
    Interest income                                            25,275             10,568             47,562             18,774
                                                        -------------      -------------      -------------      -------------

Total other expense - net                                  (1,778,027)          (906,548)        (1,014,939)          (498,873)
                                                        -------------      -------------      -------------      -------------

Income before income taxes                                  1,415,430            402,554            871,364            447,944

Provision for corporate taxes                                  13,050              6,550             28,337             11,613
                                                        -------------      -------------      -------------      -------------

Net income                                              $   1,402,380      $     396,004      $     843,027      $     436,331
                                                        =============      =============      =============      =============

Income per share of common stock, basic and diluted     $        0.07      $        0.02      $        0.04      $        0.02
                                                        =============      =============      =============      =============

Weighted average number of shares and
equivalents outstanding                                    19,636,574         19,636,574         19,636,574         19,636,574
                                                        =============      =============      =============      =============

See accompanying notes

                             GRISTEDE'S FOODS, INC.
            UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
      FOR THE YEAR ENDED NOVEMBER 28, 1999 AND 26 WEEKS ENDED MAY 28, 2000

                                                                          Additional       Retained           Total
                                                Common stock                Paid-In        earnings       Stockholders'
                                           Shares          Amount           Capital        (Deficit)         Equity
                                        -----------      -----------      -----------     -----------     -------------
Balance at November 29, 1998             19,636,574      $   392,732      $14,136,674     $  (147,723)     $14,381,683

Net loss for the year ended
   November  28, 1999                                                                      (2,873,331)      (2,873,331)
                                        -----------      -----------      -----------     -----------      -----------

Balance at November 28, 1999             19,636,574          392,732       14,136,674      (3,021,054)      11,508,352

Net income for the twenty-six weeks
   ended May 28, 2000                                                                      1,402,380        1,402,380
                                        -----------      -----------      -----------     -----------      -----------

Balance at May 28, 2000                  19,636,574      $   392,732      $14,136,674     $(1,618,674)     $12,910,732
                                        ===========      ===========      ===========     ===========      ===========

See accompanying notes.

                             GRISTEDE'S FOODS, INC.
                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                  26 WEEKS ENDED MAY 28, 2000 AND MAY 30, 1999

                                                                               26 weeks        26 weeks
                                                                                ended            ended
                                                                               May 28,          May 30,
                                                                                 2000            1999
                                                                             -----------      -----------
Cash flows from operating activities:

   Net income                                                                $ 1,402,380      $   843,025

   Adjustments to reconcile net income to net cash provided by operating activities:

     Depreciation and amortization                                             2,675,756        2,307,979

     Changes in operating assets and liabilities:

       Accounts receivable - net                                                 (68,237)      (1,038,137)
       Inventory                                                              (2,688,768)      (3,671,892)
       Prepaid expenses and other current assets                                 529,635          (85,611)
       Notes receivable                                                          562,826          879,565
       Other assets                                                             (206,868)        (632,785)
       Accounts payable, trade                                                   101,225        1,679,345
       Accrued payroll, vacation and withholdings                               (485,113)        (882,754)
       Accrued expenses and other current liabilities                            185,251          117,682
       Deferred rents                                                            325,897          343,763
       Other credits                                                            (358,043)       1,570,000
                                                                             -----------      -----------

         Net cash provided by / (used) in operating activities                 1,975,941        1,430,180
                                                                             -----------      -----------

Cash flows from investing activities:

   Capital expenditures - net                                                 (4,247,020)      (4,550,024)
                                                                             -----------      -----------

         Net cash used in investing activities                                (4,247,020)      (4,550,024)
                                                                             -----------      -----------

Cash flows from financing activities:

    Repayments of bank loan                                                     (600,000)      (1,645,473)
    Repayment capitalized lease obligations                                     (908,167)        (414,780)
    Advances from affiliate                                                    2,929,837        4,520,000
    Proceeds from bank loans                                                     800,000          700,000
                                                                             -----------      -----------

         Net cash provided by financing activities                             2,221,670        3,159,747
                                                                             -----------      -----------

NET (DECREASE) / INCREASE IN CASH                                                (49,409)          39,903

CASH begining of period                                                          298,582           53,794
                                                                             -----------      -----------

CASH end of period                                                           $   249,173      $    93,697
                                                                             ===========      ===========

Supplemental disclosures of cash flow information:

    Cash paid for interest                                                   $ 1,447,821      $   904,843
    Cash paid for taxes                                                      $    89,050      $    13,337

Supplemental schedule of non cash financing activity:

    Assets acquired under capital lease obligations                          $ 1,841,636      $ 1,659,087

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

The Company operates 42 supermarkets (the "Supermarkets") and two pharmacy stores. 37 Supermarkets and two pharmacy stores are located in Manhattan, New York, three Supermarkets are located in Westchester County, New York, one Supermarket is located in Brooklyn, New York and one Supermarket is located in Long Island, New York. 7 of the Supermarkets are operated under the "Sloan's" name and 35 are operated under the "Gristede's" name. The Company leases all of its store locations.

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

In the opinion of management, the information furnished reflects all adjustments (consisting of normal recurring adjustments), which are necessary for a fair statement of the results of operations for the interim period. The interim figures are not necessarily indicative of the results to be expected for the fiscal year.

The Company's Annual Report on Form 10-K for the 12 month period ended November 28, 1999 contains information which should be read in conjunction herewith.

2. RELATED PARTY TRANSACTIONS

Under a management agreement dated November 10, 1997, Namdor Inc., a subsidiary of the Company, performs consulting and managerial services for three supermarkets owned by corporations controlled by John Catsimatidis. In consideration of such services, Namdor Inc. is entitled to receive on a quarterly basis a management fee of 1.25% of all sales of merchandise made at the managed supermarkets. During the quarter and six months ended May 28, 2000, the management fee income was $19,291and $43,267, respectively. For the quarter and six months ended May 30, 1999 the management fee income was $25,340 and $52,881, respectively.

C&S Acquisition Corp. (formerly Red Apple Leasing, Inc.) a corporation wholly owned by John Catsimatidis, leases equipment to the Company. Such leases are primarily for store operating equipment. Obligations under capital leases at May 28, 2000 were $265,549 and require monthly payments of $35,114 through March 1, 2001. Obligations under operating leases were $41,676 per month during the quarter ended May 28, 2000.

Advertising services are provided to the Company by an affiliated company, MCV Advertising Associates Inc. a company owned by John Catsimatidis. For the quarter and six months ended May 28, 2000 the costs incurred were $388,865 and $763,967, respectively. For the quarter and six months ended May

30, 1999 the costs incurred were $334,217 and $619,249, respectively.

The Company has entered into operating agreements with two affiliates regarding the management of two stores owned by such affiliates. The agreements expire December 3, 2000, and give the Company full operating control of all aspects of the stores. The store's assets and liabilities at their net book values, and sales and results of operations have been consolidated with the financial statements of the Company. Under the agreements, the Company shall pay to the affiliates $1 per annum, plus such other consideration as may be approved by the Company's directors (excluding John Catsimatidis).

The Company leases three locations from Red Apple Real Estate, Inc., a company solely owned by John Catsimatidis. During the quarter and six months ended May 28, 2000 the Company paid to Red Apple Real Estate, Inc. $272,000 and $579,858, respectively. During the quarter and six months ended May 30, 1999 the Company paid $404,200 and $629,866, respectively.

Amount due to affiliate, United Acquisition Corp., a corporation wholly owned by John Catsimatidis, represent liabilities in connection with the acquisition of The Food Group and subsequent advances made by such affiliate. The affiliate has agreed not to demand payment of these liabilities in the next fiscal year. Accordingly, the liability has been classified as noncurrent. Amount due to affiliate at May 28, 2000 and November 28, 1999 was $12,043,337 and $9,113,500,
respectively; of these amounts $9,000,000 was subordinated to the Company's banks. The liability does not bear interest. The $2,929,837 increase in due to affiliate represents advances made during the six month ended May 28, 2000 by such affiliate, the proceeds of which were primarily used to partially fund the Company's store renovation and expansion program.

Wolf, Block, Schorr and Solis-Cohen LLP, a law firm of which Martin Bring, a director of the Company is a partner, received fees of $92,561 and $145,419 during the quarter and six months ended May 28, 2000, respectively. During the quarter and six months ended May 30, 1999, they received fees of $57,520 and $94,164, respectively.

GRISTEDE'S FOODS, INC. AND SUBSIDIARIES

PART I

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE QUARTERS AND SIX MONTHS ENDED MAY 28, 2000 AND MAY 30, 1999

RESULTS OF OPERATIONS :

The following table sets forth items from the Company's Consolidated Statements of Operations as a percentage on sales.

                                    26 weeks    13 weeks  26 weeks    13 weeks
                                      ended      ended      ended      ended
                                     5/28/00    5/28/00    5/30/99    5/30/99
                                    --------    --------  --------    --------

Sales                                 100.0      100.0      100.0      100.0
Cost of sales                          60.3       60.2       60.6       59.9
                                      -----      -----      -----      -----
Gross profit                           39.7       39.8       39.4       40.1
Store operating, general and
    administrative expense             30.7       31.1       30.7       31.6
Pre-store opening startup costs         0.4        0.3        0.7        0.8
Depreciation and amortization           2.5        2.7        2.6        2.6
Non-store operating expense             3.1        3.2        3.3        3.0
                                      -----      -----      -----      -----
Operating profit                        3.0        2.5        2.1        2.1
Other income (expense)                 (1.7)      (1.7)      (1.2)      (1.1)
                                      -----      -----      -----      -----
Income from operations
    before income taxes                 1.3        0.8        0.9        1.0
Provisions for income taxes             0.0        0.0        0.0        0.0
                                      -----      -----      -----      -----
Net income                              1.3        0.8        0.9        1.0
                                      =====      =====      =====      =====

Sales for the quarter and six months ended May 28, 2000 were $ 52,269,920 and $106,017,817, respectively as compared to sales for the quarter and six months ended May 30, 1999 of $44,355,475 and $88,543,266, respectively. The increase in sales during the 2000 period was primarily the result of the Company's remodeling program, which is continuing and three new stores that opened subsequent to the 1999 period.

Gross profit was $20,796,357 or 39.79 % of sales and $42,136,175 or 39.74% of sales for the quarter and six months ended May 28, 2000, respectively as compared with $17,807,806 or 40.15% of sales and $34,859,711 or 39.37% of sales for the quarter and six months ended May 30, 1999, respectively. The decrease in gross profit as a percentage of sales, during the 2000 quarter, was primarily due to selected promotional price reductions in connection with the grand reopening periods of the new and newly remodeled stores. The increase in gross profit as a percentage of sales for the 2000 six month period was mainly due to the recovery of certain stores from unusually low gross margins during the fourth quarter of fiscal 1999.

Store operating, general and administrative expenses were $16,256,185 or 31.10% of sales and $32,516,371or 30.67% of sales for the quarter and six months ended May 28, 2000, respectively as compared to $14,018,068 or 31.61% of sales and $27,141,048 or 30.66% of sales for the quarter and six months ended May 30, 1999, respectively. The decrease in store operating, general and administrative expenses as a percentage of sales in the 2000 quarterly period was mainly due to better cost controls in relation to the increased sales.

Pre-store opening startup costs were $138,890 or 0.27 % of sales and $422,223 or 0.40% of sales for the quarter and six months ended May 28, 2000, respectively as compared to $334,309 or 0.75 % of sales and $649,343 or 0.73 % of sales for the quarter and six months ended May 30, 1999, respectively. The decrease in pre-store opening startup costs in the 2000 periods was primarily due to the fact that the stores remodeled required less pre-opening advertising and store set-up labor costs.

Non-store operating expenses were $1,687,724 or 3.23 % of sales and $3,328,368 or 3.14 % of sales for the quarter and six months ended May 28, 2000, respectively as compared to $1,339117 or 3.02 % of sales and $2,875,038 or 3.24 % of sales for the quarter and six months ended May 30, 1999, respectively. Administrative payroll and fringes were 2.12 % of sales and 2.06 % of sales for the quarter and six months ended May 28, 2000, respectively as compared with
1.99 % of sales and 2.10 % of sales for the quarter and six months ended May 30,1999, respectively. The increase in the 2000 quarterly period reflects the addition of supervisory and information technology personnel required as a result of the additional business generated by the store remodeling program. General office expenses as a percentage of sales were 0.69 % and 0.73 % for the quarter and six months ended May 28, 2000, respectively as compared to 0.64 % and 0.68 % for the quarter and six months ended May 30, 1999, respectively. The increase during the 2000 period was primarily due to additional back office costs in relation to the increased sales. Professional fees were 0.33 % and 0.27 % of sales for the quarter and six months ended May 28, 2000, respectively as compared to 0.22 % and 0.33 % of sales for the quarter and six months ended May 30, 1999, respectively.

The increase in the 2000 quarterly period was due to the increased need for outside legal services. Corporate expenses as a percentage of sales were 0.09 % and 0.08 % for the quarter and six months ended May 28, 2000, respectively as compared to 0.17 % and 0.13 % for the quarter and six months ended May 30, 1999, respectively. The decrease was primarily due to decreased shareholder expenses.

Interest expense for the quarter and six months ended May 28, 2000 was $917,116 and $1,803,302, respectively as compared to $517,647 and $1,062,501 for the quarter and six months ended May 30,1999, respectively. The increase in the 2000 period was primarily attributable to increased borrowings under the Company's bank credit facility and increased capitalized equipment leasing. Interest income for the quarter and six months ended May 28, 2000 was $10,568 and $25,275, respectively as compared with $18,774 and $47,562 for the quarter and six months ended May 30,

1999, respectively. The decrease in the 2000 period was due to the reduction in outstanding notes receivable as compared to the 1999 period.

As a result of the items reviewed above the net income before provision for income taxes for the quarter and six months ended May 28, 2000 was $402,554 and $1,415,430, respectively as compared to a net income of $447,944 and $871,364 for the quarter and six months ended May 30, 1999, respectively.

LIQUIDITY AND CAPITAL RESOURCES

On November 10, 1997, the Company completed its financial arrangements with a group of banks for a credit facility in the aggregate amount of $25,000.000. Under the credit agreement the Company obtained a term loan in the amount of $12,000,000 to refinance prior bank debt, an improvement term loan line of credit in the amount of $8,000,000 to finance capital improvements to its Supermarkets and a revolving line of credit in the amount of $5,000,000 to provide working capital. The revolving line of credit was increased to 14,000,000 effective as of May 29, 1999. The credit facility, as amended, provided for (i) a maturity date of November 30, 2003, at which time all amounts outstanding thereunder are due, (ii) certain financial covenants, (iii) amortization of the term loan by $100,000 per month through and including June 1, 2000, and thereafter $147,857 per month; (iv) amortization of the improvement term loan by $50,000 per month commencing July 1, 2000 through and including June 1, 2001 and $133,333 per month thereafter and (v) a reduction in the revolving credit commitment by $466,667 per month commencing July 1, 2001.

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

Borrowings under the facility bear interest at a spread over either the prime rate of the bank acting as agent for the group of banks or a LIBOR rate, with the spread dependent on the ratio of the Company's funded debt to EBITDA ratio, as defined in the credit agreement. The average interest rate on amounts outstanding under the facility during the 13 weeks ended May 28, 2000 was 9.2% per annum.

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

GRISTEDE'S FOODS INC. AND SUBSIDIARIES

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

Dated: July 17, 2000