Form 10-Q
period 2000-08-27
GRISTEDES SLOANS INC /DE
filed 2000-10-11
CIK 28325

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 27, 2000.

|_| TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

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

Yes |X| No |_|

At October 6, 2000, registrant had issued and outstanding 19,636,574 shares of common stock.

                     GRISTEDE'S FOODS, INC. AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION

      Item 1. Financial Statements

               Consolidated Balance Sheets as of
                     August 27, 2000 and November 28, 1999           Page 3

               Consolidated Statements of Operations for
                     the quarters and nine months ended
                     August 27, 2000 and August 29,1999              Page 4

               Consolidated Statements of Stockholders'
                     Equity for the year ended
                     November 28, 1999 and the nine
                     months ended August 27, 2000                    Page 5

               Consolidated Statements of Cash Flows for
                     the nine months ended
                     August 27, 2000 and August 29, 1999             Page 6

               Notes to Consolidated Financial Statements            Page 7

      Item 2. Management's Discussion and Analysis of Financial
              Condition and Results of Operations                    Page 10

PART II - OTHER INFORMATION                                          Page 14

Item 1
Financial Statements

                             GRISTEDE'S FOODS, INC.
                     UNAUDITED CONSOLIDATED BALANCE SHEETS

                                                                                  August 27,       November 28,
ASSETS                                                                               2000              1999
                                                                                 ------------      ------------
CURRENT ASSETS:
     Cash                                                                        $    199,481      $    298,582
     Accounts receivable - net of allowance for doubtful accounts
        of $500,000 at August 27, 2000 and November 28, 1999                        7,639,348         6,797,401
     Inventory                                                                     28,281,882        25,241,677
     Prepaid expenses and other current assets                                      5,637,447         4,761,378
     Notes receivable - current portion                                                     0           306,337
                                                                                 ------------      ------------

              Total current assets                                                 41,758,158        37,405,375
                                                                                 ------------      ------------

PROPERTY AND EQUIPMENT:
     Furniture, fixtures and equipment                                             16,206,271        15,334,522
     Capitalized equipment leases                                                  16,134,657        13,072,200
     Leaseholds and leasehold improvements                                         45,973,573        40,773,458
                                                                                 ------------      ------------
                                                                                   78,314,501        69,180,180
     Less accumulated depreciation and amortization                                33,308,921        29,576,085
                                                                                 ------------      ------------

              Net property and equipment                                           45,005,580        39,604,095

     Deposits and other assets                                                        906,596           769,221
     Deferred costs                                                                 2,714,177         2,994,991
     Notes receivable - noncurrent portion                                                  0           256,489
                                                                                 ------------      ------------

TOTAL                                                                            $ 90,384,511      $ 81,030,171
                                                                                 ============      ============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts payable, trade                                                     $ 19,741,009      $ 17,800,350
     Accrued payroll, vacation and withholdings                                       612,535         1,052,150
     Accrued expenses and other current liabilities                                 1,594,243         1,510,690
     Capitalized lease obligation - current portion                                 1,898,282         1,570,553
     Current portion of long term debt                                              3,666,665         1,797,619
                                                                                 ------------      ------------

              Total current liabilities                                            27,512,734        23,731,362

     Long-term debt - noncurrent portion                                           25,066,079        27,035,125
     Due to Affiliate                                                              15,023,441         9,113,500
     Deferred advertising                                                           1,031,154         1,597,654
     Capitalized lease obligation - noncurrent portion                              6,911,369         5,651,425
     Deferred rents                                                                 2,871,564         2,392,753
                                                                                 ------------      ------------

              Total liabilities                                                    78,416,341        69,521,819
                                                                                 ------------      ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
     Preferred Stock, $50 Par, -share authorized 500,000; none issued
     Common stock, $0.02 par value - shares authorized 25,000,000; outstanding
          19,636,574 shares at August 27, 2000 and November 28, 1999                  392,732           392,732
     Additional paid-in capital                                                    14,136,674        14,136,674
     Retained earnings/ (deficit)                                                  (2,561,236)       (3,021,054)
                                                                                 ------------      ------------

              Total stockholders' equity                                           11,968,170        11,508,352
                                                                                 ------------      ------------

TOTAL                                                                            $ 90,384,511      $ 81,030,171
                                                                                 ============      ============

See accompanying notes.

                             GRISTEDE'S FOODS, INC.
                 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
     FOR THE 39 WEEKS AND 13 WEEKS ENDED AUGUST 27, 2000 AND AUGUST 29, 1999

                                                          39 weeks           13 weeks           39 weeks            13 weeks
                                                            ended              ended             ended               ended
                                                          August 27,         August 27,        August 29,          August 29,
                                                             2000               2000              1999                1999
                                                        -------------      -------------      -------------      -------------
Sales                                                   $ 157,351,974      $  51,334,157      $ 132,321,470      $  43,778,204
Cost of sales                                              95,423,649         31,542,007         80,855,046         27,171,491
                                                        -------------      -------------      -------------      -------------

Gross profit                                               61,928,325         19,792,150         51,466,424         16,606,713

Store operating, general and administrative expense        49,061,828         16,545,457         41,014,347         13,873,299

Pre-store opening start-up costs                              452,981             30,758            918,342            268,999

Depreciation and amortization                               4,176,651          1,500,895          3,366,818          1,058,839

Non-store operating expenses:

    Administrative payroll and fringes                      3,263,384          1,077,434          2,818,819            957,643
    General office expense                                  1,322,205            551,435            905,259            299,888
    Professional fees                                         373,275             89,141            398,069            104,661
    Corporate expense                                         148,815             61,301            151,338             36,255
                                                        -------------      -------------      -------------      -------------

Total non-store operating expense                           5,107,679          1,779,311          4,273,485          1,398,447
                                                        -------------      -------------      -------------      -------------

Operating profit/ (loss)                                    3,129,186            (64,271)         1,893,432              7,129
                                                        -------------      -------------      -------------      -------------

Other income (expense):

    Interest expense                                       (2,669,186)          (865,884)        (1,738,785)          (676,284)
    Interest income                                            25,868                593             69,337             21,775
    Other income                                                    0                  0            307,098            307,098
                                                        -------------      -------------      -------------      -------------

Total other expense - net                                  (2,643,318)          (865,291)        (1,362,349)          (347,411)
                                                        -------------      -------------      -------------      -------------

Income/ (loss) before income taxes                            485,868           (929,562)           531,083           (340,282)

Provision for income taxes                                     26,050             13,000             47,457             19,120
                                                        -------------      -------------      -------------      -------------

Net income/ (loss)                                      $     459,818      $    (942,562)     $     483,626      $    (359,401)
                                                        =============      =============      =============      =============

Income/ (loss) per share, basic and diluted                     $0.02             ($0.05)             $0.02             ($0.02)
                                                        =============      =============      =============      =============

Weighted average number of shares and
equivalents outstanding                                    19,636,574         19,636,574         19,636,574         19,636,574
                                                        =============      =============      =============      =============

See accompanying notes

                             GRISTEDE'S FOODS, INC.
            UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                    FOR THE NINE MONTHS ENDED AUGUST 27, 2000

                                                                             Additional      Retained           Total
                                                  Common stock                Paid-In        earnings       Stockholders'
                                             Shares           Amount          Capital        (Deficit)         Equity
                                           ----------      -----------       ----------     -----------     -------------
Balance at November 29, 1998               19,636,574      $   392,732       14,136,674     $  (147,723)     $14,381,683

Net loss for the year ended
   November 28, 1999                                                                         (2,873,331)      (2,873,331)
                                           ----------      -----------       ----------     -----------      -----------

Balance at November 28, 1999               19,636,574      $   392,732       14,136,674     $(3,021,054)     $11,508,352

Net income for the thirty nine  weeks
   ended August 27, 2000                                                                        459,818          459,818
                                           ----------      -----------       ----------     -----------      -----------

Balance at August 27, 2000                 19,636,574      $   392,732       14,136,674     $(2,561,236)     $11,968,170
                                           ==========      ===========       ==========     ===========      ===========

See accompanying notes.

                             GRISTEDE'S FOODS, INC.
                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
          FOR THE NINE MONTHS ENDED AUGUST 27, 2000 AND AUGUST 29, 1999

                                                                               39 weeks         39 weeks
                                                                                ended            ended
                                                                              August 27,       August 29,
                                                                                 2000             1999
                                                                             -----------      -----------
Cash flows from operating activities:

   Net income                                                                $   459,818      $   483,626

   Adjustments to reconcile net income to net cash provided by operating activities:

     Depreciation and amortization                                             4,176,651        3,366,818

     Changes in operating assets and liabilities:

       Accounts receivable - net                                                (841,947)      (1,446,495)
       Inventory                                                              (3,040,205)      (5,713,891)
       Prepaid expenses and other current assets                                (876,069)        (607,767)
       Notes receivable                                                          562,826          935,543
       Other assets                                                             (300,376)      (1,075,841)
       Accounts payable, trade                                                 1,940,659        2,470,852
       Accrued payroll, vacation and withholdings                               (439,615)      (1,020,691)
       Accrued expenses and other current liabilities                             83,553          307,611
       Deferred rents                                                            478,811          543,867
       Other credits                                                            (566,500)       1,506,500
                                                                             -----------      -----------

         Net cash provided by / (used) in operating activities                 1,637,606         (249,868)
                                                                             -----------      -----------

Cash flows from investing activities:

   Capital expenditures - net                                                 (6,100,617)      (9,369,676)
                                                                             -----------      -----------

         Net cash used in investing activities                                (6,100,617)      (9,369,676)
                                                                             -----------      -----------

Cash flows from financing activities:

    Repayments of bank loan                                                     (900,000)      (2,264,611)
    Proceeds from bank loans                                                     800,000        7,550,000
    Repayment capitalized lease obligations                                   (1,446,031)        (732,471)
    Advances from affiliate                                                    5,909,941        5,082,106
                                                                             -----------      -----------

         Net cash provided by financing activities                             4,363,910        9,635,024
                                                                             -----------      -----------

NET (DECREASE) / INCREASE  IN CASH                                               (99,101)          15,480

CASH, begining of period                                                         298,582           53,794
                                                                             -----------      -----------

CASH, end of period                                                          $   199,481      $    69,274
                                                                             ===========      ===========

Supplemental disclosures of cash flow information:

    Cash paid for interest                                                   $ 2,280,972      $ 1,464,021
    Cash paid for taxes                                                      $    93,850      $    55,808

Supplemental schedule of non cash financing activity:
    Assets acquired under capital lease obligations                          $ 3,033,704      $ 3,868,758

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

The Company operates 43 supermarkets (the "Supermarkets") and two pharmacy stores. 38 Supermarkets and two pharmacy stores are located in Manhattan, New York, three Supermarkets are located in Westchester County, New York, one Supermarket is located in Brooklyn, New York and one Supermarket is located in Long Island, New York. 6 of the Supermarkets are operated under the "Sloan's" name and 37 are operated under the "Gristede's" name. The Company leases all of its store locations.

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

Income per share - Per share data are based on the weighted average number of shares of common stock and equivalents outstanding during each quarter. Income per share is computed by the treasury stock method; basic and diluted income per share are the same.

Reclassification - Certain amounts in the November 28, 1999 financial statements have been reclassified to conform with the August 27, 2000 presentation.

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

2. RELATED PARTY TRANSACTIONS

Under a management agreement dated November 10, 1997, Namdor Inc., a subsidiary of the Company, performs consulting and managerial services for three supermarkets owned by corporations controlled by John Catsimatidis. In consideration of such services, Namdor Inc. is entitled to receive on a quarterly basis a management fee of 1.25% of all sales of merchandise made at the managed supermarkets. During the quarter and nine months ended August 27, 2000, the management fee income was $12,069 and $55,336, respectively. For the quarter and nine months ended August 29, 1999 the management fee income was $23,250 and $76,231, respectively.

C&S Acquisition Corp. (formerly Red Apple Leasing, Inc.) a corporation wholly owned by John Catsimatidis, leases equipment to the Company. Such leases are primarily for store operating equipment. Obligations under capital leases at August 27, 2000 were $165,433 and require monthly payments of $35,114 through March 1, 2001. Obligations under operating leases were $41,676 per month during the quarter ended August 27, 2000.

Advertising services are provided to the Company by an affiliated company, MCV Advertising Associates Inc. a company owned by John Catsimatidis. For the quarter and nine months ended

August 27, 2000 the costs incurred were $289,932 and $1,053,899, respectively. For the quarter and nine months ended August 29, 1999 the costs incurred were $211,179 and $830,428, respectively.

In November, 1997, the Company acquired 29 stores from affiliates controlled by the majority shareholder of the Company. As part of the post closing adjustments for the period following the acquisition, an affiliate sold one store to the Company valued at approximately $2,778,000. As disclosed in our Form 10-K for the year ended November 28, 1999, the transaction was restructured as an operating agreement between the Company and the affiliate giving the Company full operating control of all aspects of the store. The above amount is included in "Other current assets" on the accompanying balance sheet.

The Company has entered into operating agreements with two affiliates solely owned by John Catsimatidis regarding the management of two stores owned by such affiliates. The agreements, which automatically renew for one year periods unless either party gives at least 90 days notice of termination, give the Company full operating control of all aspects of the stores. The store's assets and liabilities at their net book values, and sales and results of operations have been consolidated with the financial statements of the Company. Under the agreements, the Company shall pay to the affiliates $1 per annum, plus such other consideration as may be approved by the Company's directors (excluding John Catsimatidis).

The Company leases five locations from Red Apple Real Estate, Inc., a company solely owned by John Catsimatidis. During the quarter and nine months ended August 27, 2000 the Company paid to Red Apple Real Estate, Inc. $247,217 and $827,075, respectively. During the quarter and nine months ended August 29, 1999 the Company paid $158,361 and $788,227, respectively.

Amount due to affiliate, United Acquisition Corp., a corporation wholly owned by John Catsimatidis, represent liabilities in connection with the acquisition of The Food Group and subsequent advances made by such affiliate. The affiliate has agreed not to demand payment of these liabilities in the next fiscal year. Accordingly, the liability has been classified as noncurrent. Amounts due to affiliate at August 27, 2000 and November 28, 1999 was $15,023,441 and $9,113,500, respectively; of these amounts $9,000,000 was subordinated to the Company's banks. The liability does not bear interest. The $5,909,941 increase in due to affiliate represents advances made during the nine months ended August 27, 2000 by such affiliate, the proceeds of which were primarily used to partially fund the Company's store renovation and expansion program.

Wolf, Block, Schorr and Solis-Cohen LLP, a law firm of which Martin Bring, a director of the Company is a partner, received fees of $60,244 and $205,663 during the quarter and nine months ended August 27, 2000, respectively. During the quarter and nine months ended August 29, 1999, they received fees of $89,574 and $183,738, respectively.

                     GRISTEDE'S FOODS, INC. AND SUBSIDIARIES

PART I

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE QUARTERS AND NINE MONTHS ENDED AUGUST 27, 2000 AND AUGUST 29, 1999

RESULTS OF OPERATIONS

The following table sets forth items from the Company's Consolidated Statements of Operations as a percentage on sales.

                                       39 weeks    13 weeks  39 weeks   13 weeks
                                         ended       ended     ended      ended
                                        8/27/00     8/27/00   8/29/99    8/29/99
                                       --------    --------  --------   --------

Sales                                    100.0      100.0      100.0      100.0
Cost of sales                             60.6       61.4       61.1       62.1
                                         -----      -----      -----      -----

Gross profit                              39.4       38.6       38.9       37.9
Store operating, general and
   administrative expense                 31.2       32.2       31.0       31.7
Pre-store opening startup costs            0.3        0.1        0.7        0.6
Depreciation and amortization              2.7        2.9        2.6        2.4
Non-store operating expense                3.2        3.5        3.2        3.2
                                         -----      -----      -----      -----

Operating profit/(loss)                    2.0       (0.1)       1.4        0.0
Other income (expense)                    (1.7)      (1.7)      (1.0)      (0.8)
                                         -----      -----      -----      -----

Income/(loss) from operations before
   income taxes                            0.3       (1.8)       0.4       (0.8)
Provisions for income taxes                0.0        0.0        0.0        0.0
                                         -----      -----      -----      -----

Net income/(loss)                          0.3       (1.8)       0.4       (0.8)
                                         =====      =====      =====      =====

Sales for the quarter and nine months ended August 27, 2000 were $ 51,334,157 and $157,351,974, respectively as compared to sales for the quarter and nine months ended August 29, 1999 of $43,778,204 and $132,321,470, respectively. The increase in sales during the 2000 period was primarily the result of the Company's remodeling program, which is continuing and three new stores which opened subsequent to the 1999 period.

Gross profit was $19,792,150 or 38.56 % of sales and $61,928,325 or 39.36 % of sales for the quarter and nine months ended August 27, 2000, respectively as compared with $16,606,713 or 37.93 % of sales and $51,466,424 or 38.89 % of sales for the quarter and nine months ended August 29, 1999, respectively. The increase in gross profit as a percentage of sales, during the 2000 periods, was primarily due to reduced promotional price reductions in connection with the grand reopening periods of the new and newly remodeled stores as well as the recovery of certain stores from unusually low gross margins during the fourth quarter of fiscal 1999.

Store operating, general and administrative expenses were $16,545,457 or 32.23 % of sales and $49,061,828 or 31.18 % of sales for the quarter and nine months ended August 27, 2000, respectively as compared to $13,873,299 or 31.69 % of sales and $41,014,347 or 31.00 % of sales for the quarter and nine months ended August 29, 1999, respectively. The increase in store operating, general and administrative expenses as a percentage of sales in the 2000 period was mainly due to increases in occupancy cost, labor costs associated with the new stores and substantially greater electric costs in our trading area.

Pre-store opening startup costs were $30,758 or 0.06 % of sales and $452,981 or
0.29 % of sales for the quarter and nine months ended August 27, 2000, respectively as compared to $268,999 or 0.61 % of sales and $918,342 or 0.69 % of sales for the quarter and nine months ended August 29, 1999, respectively. The decrease in pre-store opening startup costs in the quarter ended August 27, 2000 was due to the fact that fewer stores were remodeled or new stores opened as compared to the same quarter in 1999. The stores remodeled required less pre-opening advertising and store set-up labor costs.

Non-store operating expenses were $1,779,311 or 3.47 % of sales and $5,107,679 or 3.25 % of sales for the quarter and nine months ended August 27, 2000, respectively as compared to $1,398,447 or 3.19 % of sales and $4,273,485 or 3.23 % of sales for the quarter and nine months ended August 29, 1999, respectively. Administrative payroll and fringes were 2.10 % of sales and 2.07 % of sales for the quarter and nine months ended August 27, 2000, respectively as compared with
2.19 % of sales and 2.13 % of sales for the quarter and nine months ended August 29,1999, respectively. The decrease in the 2000 period reflects the containment of costs associated with the supervisory personnel required as a result of the additional business generated by the store remodeling program. General office expenses as a percentage of sales were 1.07 % and 0.84 % for the quarter and nine months ended August 27, 2000, respectively as compared to 0.68 % and 0.68 % for the quarter and nine months ended August 29, 1999, respectively. The increase during the 2000 period was primarily due to additional back office costs in relation to the increased sales. Professional fees were 0.18 % and 0.24 % of sales for the quarter and nine months ended August 27, 2000, respectively as compared to 0.24 % and 0.30 % of sales for the quarter and nine months ended August 29, 1999, respectively. The decrease in the 2000 period was due to the reduced need for outside legal and consulting services. Corporate expenses as a percentage of sales were 0.12 % and 0.10 % for the quarter and nine months ended August 27, 2000, respectively as compared to 0.08 % and 0.12 % for the quarter and nine months ended August 29, 1999, respectively. The increase was primarily due to higher shareholder expenses.

Interest expense for the quarter and nine months ended August 27, 2000 was $865,884 and $2,669,186, respectively as compared to $676,284 and $1,738,785 for the quarter and nine months ended August 29,1999, respectively. The increase in the 2000 period was primarily attributable to increased borrowings under the Company's bank credit facility, higher interest rates and increased capitalized equipment leasing.

Interest income for the quarter and nine months ended August 27, 2000 was $593 and $25,868, respectively as compared with $21,775 and $69,337 for the quarter and nine months ended August 29, 1999, respectively. The decrease in the 2000 period was due to the reduction in outstanding notes receivable as compared to the 1999 period.

As a result of the items reviewed above the net income/(loss) before provision for income taxes for the quarter and nine months ended August 27, 2000 was a loss of $929,562 and a profit of $485,868, respectively as compared to a loss and profit of $340,281 and $531,083 for the quarter and nine months ended August 29, 1999, respectively.

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary sources of cash are as follows: net cash flow from operating activities, bank financing (as described more fully below), third party equipment lease financing, vendor financing, and amounts advanced from an affiliate. Approximately $5.9 million has been advanced to the Company by the affiliate during the nine months ended August 27, 2000. Such advances are on a non-interest bearing basis.

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

Borrowings under the facility bear interest at a spread over either the prime rate of the bank acting as agent for the group of banks or a LIBOR rate, with the spread dependent on the ratio of the Company's funded debt to EBITDA ratio, as defined in the credit agreement. The average interest rate on amounts outstanding under the facility during the 13 weeks ended August 27, 2000 was 9.7% per annum.

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

                                       Gristede's Foods, Inc.


                                 By:   /s/ John A. Catsimatidis
                                       ------------------------

                                       John A. Catsimatidis
                                       Chairman of the Board and
                                       Chief Executive Officer

Dated: October 11, 2000


                                 By:   /s/ Gary Pokrassa
                                       ------------------------

                                       Gary Pokrassa
                                       Chief Financial Officer

Dated: October 11, 2000