Form 10-K
period 2000-12-03
GRISTEDES SLOANS INC /DE
filed 2001-03-26
CIK 28325

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

|X|   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
      THE SECURITIES EXCHANGE ACT OF 1934

      For fiscal year ended December 3, 2000

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

                                  Yes |X|  No |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

As of February 28, 2001, 19,636,574 shares of the registrant's common stock, $0.02 par value, were outstanding. The aggregate market value of the common stock held by nonaffiliates of the registrant (i.e., excluding shares held by executive officers, directors, and control persons as defined in Rule 405) on that date was $1,505,356 computed at the closing price on that date.

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

      As of December 3, 2000, the Company owned and operated 43 supermarkets (the "Supermarkets"), and two free standing pharmacies offering health and beauty aids and general merchandise. Thirty-eight Supermarkets and two pharmacy stores are located in Manhattan, New York, three Supermarkets are located in Westchester County, New York, one Supermarket is located in Brooklyn, New York and one Supermarket is located in Long Island, New York. 39 of the supermarkets / pharmacies are operated under the "Gristede's" name and 6 are operated under the "Sloan's" name. The Company leases all of its Supermarket locations. During fiscal 1999 the Company embarked on a plan to open in-store pharmacies in select Supermarket locations. The Company is currently operating five in-store pharmacies and two free standing pharmacies.

      During fiscal 2000 the Company opened two new Supermarkets and opened one new free standing Gristede's pharmacy.

      The Company also owns City Produce Operating Corp. ("City Produce"), a corporation that operates a warehouse used as an internal distribution center, on leased premises in Bronx County, New York. The warehouse operation supplies the Company's Supermarkets with groceries and fresh produce. The warehouse also sells wholesale fresh produce to third parties. During fiscal 1999 the warehouse operation leased an additional 20,000 square feet next to its current premises in order to meet its increasing demands for merchandise.

      The Company competes on the basis of providing customer convenience, service and a wide assortment of food products, including those that are appealing to the clientele in the neighborhoods where its Supermarkets are located. The Supermarkets, like most Manhattan supermarkets, are smaller than their suburban counterparts, ranging in size from approximately 3,000 to 24,500 square feet of selling space and averaging 9,700 square feet of selling space.

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

      The Company's predecessor was incorporated in 1956 in New York. In 1985, the Company's domicile was changed to Delaware by merging the predecessor corporation into a newly formed Delaware corporation, incorporated for such purpose. The Company became a public company in 1968 and listed its Common Stock on the American Stock Exchange in 1972. Until 1992, the Company engaged in the jewelry business, operating under the name Designcraft Industries, Inc. for most of such time. The Company changed its name to Sloan's Supermarkets, Inc., in September 1993 and to Gristede's Sloan's, Inc., in November 1997. The Company changed its name to Gristede's Foods, Inc. in August 1999 to reflect its strategy of changing its existing "Sloan's" banner locations to "Gristede's" subsequent to a store remodeling.

Growth Strategy

      On November 10, 1997, a Merger Agreement was consummated pursuant to which 29 Supermarkets directly or indirectly owned by Mr. Catsimatidis, (the "majority shareholder") merged into wholly owned subsidiaries of the Company (the "Merger"). The Company believes that the Merger has allowed it to realize synergies and increased operating leverage while providing management with the necessary resources and focus to streamline operations, automate facilities and capitalize on strategic opportunities. The Company also believes that the Merger has enabled it to achieve the critical mass necessary to execute its future growth strategy.

      Subsequent to the Merger, the Company embarked on a capital expenditure program for its Supermarkets that includes extensive remodelings, the introduction of a centralized point-of-sale information system and the opening of in-store pharmacies in select Supermarket locations. The Company has a $34,000,000 revolving credit and term loan facility from certain banks maturing November 30, 2003 and lease finance facilities from third party leasing companies to finance such capital improvements. The Company is negotiating an increase in its bank facilities (see Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operation-Liquidity and Capital Resources").

      During the fiscal year ended December 3, 2000, five stores were remodeled, with one store adding a new in-store pharmacy. Two new supermarkets and one free standing pharmacy featuring health and beauty aids were also opened during fiscal 2000. The aggregate capital expenditures, including such remodelings and new store openings, was approximately $14,300,000. Subject to the availability of financing, during the fiscal year ending December 2, 2001, the Company anticipates it will spend approximately $10 million in aggregate capital expenditures, including additional remodelings and new store and pharmacy openings. The Company anticipates that it will continue opening new stores and pharmacies in future years. The modernized smaller Supermarkets are being re-named "Gristede's 2001", and the larger Supermarkets are being re-named "Gristede's Mega Stores".

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

Sources of Supply; Inventory Policy

      During fiscal 2000 the Company obtained approximately 38% of the merchandise sold in its stores from one principal merchandise supplier, White Rose Foods, and the balance from other vendors, none of which accounted for more than 10% of merchandise purchased by the Company. The Company believes that its supplier relationships are currently satisfactory. The Company is not dependent on these supplier relationships since merchandise is readily available from numerous sources under different brand names, subject to conditions affecting food supplies generally.

      The Company's policy is to have its Supermarkets fully stocked with merchandise at all times. This policy requires the Company to carry significant amounts of inventory. As stated above, replenishment merchandise is readily available from the Company's suppliers, and, on average, approximately 90% of the Company's inventory is sold before the Company is required to pay its suppliers.

Tradenames

      The Company owns the "Gristede's" tradename. Such name has an established reputation in the areas served by the Supermarkets for convenience, competitive prices, service and a wide variety of quality produce and merchandise. "Gristede's" is a federally registered trademark.

Labor Contracts

      All of the employees of the Company other than 139 administrative employees and executives and 69 store managers and co-managers are represented by unions. The table below sets forth the name of each union with which the Company has a collective bargaining agreement and the expiration date of such agreement.

                      Name of Union                                      Expiration Date
                      -------------                                      ---------------
Retail, Wholesale & Chain Store Food Employees Union, Local 338          October 5, 2002
Amalgamated Meat Cutters and Retail Food Local 342 Store Employees
   Union, Local 342-50                                                   October 5, 2003
United Food and Commercial Workers Union ("UFCW"), Local 174           December 21, 2002
UFCW, Local 1500                                                           June 23, 2002
UFCW, Local 464A                                                             May 1, 2003
International Brotherhood of Teamsters ("Teamsters"), Local 803            June 30, 2002
Teamsters, Local 202                                                   December 31, 2003

Governmental Approvals

      All of the Supermarkets have obtained all necessary governmental approvals, licenses and operating permits to operate the stores.

Employees

      At February 3, 2001, the Company had approximately 1,533 employees, 1,394 of which are employed at the Supermarkets or the City Produce warehouse, and 139 of which are employed at the Company's executive offices. Approximately 603 of the employees were employed on a full-time basis of which 498 work in the Supermarkets.

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

ITEM 2. PROPERTIES.

      The Company leases all 43 supermarket locations, its two free standing pharmacies and the warehouse and distribution center operated by City Produce. Four of such leases expire prior to 2002, 23 of such leases expire on dates from 2002 through 2011 and 19 of such leases expire on dates from 2012 through 2020. Several leases have optional renewal periods. It is generally the Company's intention to exercise such options for viable stores. The supermarkets range in size from approximately 3,000 to 24,500 square feet of selling space, averaging 9,700 square feet of selling space. All of the stores are air-conditioned, have all necessary fixtures and equipment and are suitable for the retail operations conducted thereat.

ITEM 3. LEGAL PROCEEDINGS.

      1. RMED International Inc. v. Sloan's Supermarkets, Inc. and John A. Catsimatidis.

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

      On September 30, 1994, the defendants filed a motion to dismiss for failure to state a cause of action and for lack of subject matter jurisdiction over the state claims. The motion was denied. In June 1995, the plaintiff filed a motion for class certification, which motion was granted in March 1996. Fact discovery was completed by the end of June 1998. Expert discovery was completed by the end of 1998. Plaintiff's expert prepared a report claiming that plaintiffs have suffered damages in an amount in excess of $3,000,000. In August 1999, defendants moved to exclude plaintiff's expert report, which motion was denied. In June 2000, the Company filed a motion for summary judgment dismissing all of plaintiff's claims as a matter of law. That motion was fully submitted in August 2000, and the Company is presently awaiting a determination.

      At this state of the litigation, the outcome cannot be predicted with certainty. However, the Company believes that it has a viable defense that may result in dismissal of RMED's claims as a matter of law.

      2. Ansoumana v. Great Atlantic & Pacific Tea Company, Inc. d/b/a/ A&P, Shopwell Inc. - d/b/a Food Emporium, Gristede's Operating Corp, Duane Reade, Inc., Charlie Bauer, indivi dually and d/b/a B&B Delivery Service a/k/a Citi Express, Scott Weinstein and Steven Pilavan, ind. and d/b/a Hudson Delivery Service Inc., Chelsea Trucking, Inc.a/k/a Hudson York.

      On January 13, 2000 plaintiffs commenced a class action lawsuit in the U.S District Court for the Southern District of New York. Their complaint alleges violations of the Fair Labor Standands Act and the New York Labor Law. Plaintiffs are claiming damages for the differential between the amount they were paid by The Great American Delivery Service Company and what the minimum wage was in each specific year dating back to 1994. To date, 35 employees have opted into the class action.

      Specifically, the Company was one of the parties sued in this litigation by delivery workers claiming they are not being paid the minimum wage. The delivery workers are employees of the Great American Delivery Company (formerly known as B&B Delivery Service or Citi Express), not employees of the Company. The Company is under contract with Great American to deliver groceries to the Company's customers.

      In its answer, the Company denied the allegations and cross-claimed against the delivery service co-defendants Weinstein and Bauer, based upon their own negligence, theories of contribution and contractual indemnity.

      When allegations of underpayment first emerged last summer, the Company, on August 2, 2000, entered into a new contract with Great American. This contract was entered into in order to assure the Company that these delivery men would be properly and legally paid for their services. The legal hourly wages referred to in the contract were discussed with the New York Attorney General's office.

      The Company is conducting an investigation of Great American to determine whether or not Great American is in compliance with the contract and the legal options available with respect to the contract terms.

      Management expects the matter will be resolved in the near future. The Company will vigorously defend the fact that these workers are employees of Great American, and not employees of the Company.

      3. Red Apple Supermarkets, Inc., Gristede's Supermarkets, Inc., Supermarket Acquisition Corp., and Gristede's Sloan's Inc., Plaintiffs, against Rite Aid Corporation and Rite Aid of New York, Inc., Defendants

      Pursuant to a settlement agreement dated Feburary 22, 1999 (the "Settlement Agreement"), between the Company and Rite Aid Corporation ("Rite Aid"), Rite Aid agreed to compromise a dispute between the parties arising out of a written lease purchase agreement dated September 2, 1994 (the "Lease Purchase Agreement). Pursuant to the Settlement Agreement, Rite Aid agreed to pay the sum of $400,000 (the "Settlement Sum") to the Company in full and final satisfaction of certain claims and disputes regarding defendants' breaches of the Lease Purchase Agreement. However, to date, Rite Aid has failed and refused to pay any portion of the Settlement Sum as required by the Settlement Agreement. Consequently, on June 5, 2000, plaintiffs filed a complaint in the Supreme Court of the State of New York (New York County) which alleged: Breach of Settlement Agreement, Breach of Good Faith and Fair Dealing and Breach of Lease Purchase Agreement. Such complaint seeks judgment against Rite Aid in the full amount of the Settlement Sum, together with interest from February 22, 1999.

      As alleged in the complaint, the Lease Purchase Agreement contemplated defendants' purchase of certain commercial leasehold interests held by plaintiffs, in two stores. Pursuant to the Lease Purchase Agreement, defendants agreed to purchase plaintiffs' leasehold interest in the two stores for $1,950,000. However, in violation of the Lease Purchase Agreement - as well as their duty of good faith and fair dealing thereunder - defendants negotiated and obtained their own leasehold interest for both stores directly from each landlord, and failed to compensate plaintiffs as agreed.

      To date, no depositions have been taken. At this stage of litigation, it is too early to determine the outcome of the litigation. However, it is the opinion of the Company's counsel that the likelihood of success on the Company's claim for breach of the Settlement Agreement is substantial. A receivable in the amount of $400,000 from Rite Aid is included in receivables as of December 3, 2000.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS.

      An Annual Meeting of Stockholders of the Company was held on November 10, 2000. The stockholders approved an amendment to the Company's Certificate of Incorporation to change the term for which the Class 2 directors shall serve from three years to one year. The number of votes cast in favor of the amendment was 18,050,150. There were no votes cast against and no abstentions. In addition, each of Martin Bring and Frederick Selby was elected as a Class 2 director to serve for a term expiring at the 2002 Meeting of Stockholders (18,050,150 shares voted in favor of the election of each of Martin Bring and Frederick Selby with no votes cast against or abstaining).

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Market Information

      The Company's Common Stock is listed and traded on the American Stock Exchange. Since November 12, 1997 the Common Stock has been quoted under stock symbol "GRI." Prior thereto it was quoted under the symbol "SLO." For the years ended December 3, 2000 and November 28, 1999, the quarterly high and low price range for such common stock is shown in the following tabulation.

                            Fiscal Year Ended                Fiscal Year Ended
                            December 3, 2000                 November 28, 1999
--------------------------------------------------------------------------------
    Quarter                High             Low            High            Low
    -------                ----             ---            ----            ---
First                     $2-5/8          $2-1/8          $2-1/4          $1-3/4

Second                     2-3/4           1-3/4           2-1/2           1-3/4

Third                      2-5/8           1-1/2         3-15/16           1-3/4

Fourth                     2-1/4             7/8           3-1/4               2
--------------------------------------------------------------------------------

      The approximate number of holders of record of the Company's Common Stock on February 28, 2001 was 212. The Company believes that there are a significant number of shares of the Company's Common Stock held in street name and, consequently, the Company is unable to determine the actual number of beneficial owners.

Dividends

      The Company has never paid a cash dividend on its Common Stock and does not expect to pay a cash dividend in the near future.

ITEM 6. SELECTED FINANCIAL DATA

                                 -------------------Year ended--------------------   39 weeks ended         Year ended
                                   December 3,      November 28,      November 29,      November 30,          March 2,
                                          2000              1999              1998             1997*              1997
                                          ----              ----              ----             -----              ----
Sales                            $ 216,325,214     $ 181,980,204     $ 157,462,869     $  77,908,693     $ 104,168,864

Cost of sales                      131,259,228       112,565,940        94,282,306        48,591,721        63,932,541

Gross profit                        85,065,986        69,414,264        63,180,563        29,316,972        40,236,323

Direct operating expenses           67,550,165        57,632,921        53,490,803        27,462,628        33,821,475

Corporate overhead                   7,435,947         5,917,305         4,742,810         3,983,280         6,207,930

Depreciation and amortization        6,284,971         4,668,645         3,948,000         1,585,486         2,092,403

Bad debt expense (credits)            (350,000)          500,000                --                --           113,242

Interest expense                     3,761,941         2,528,677         1,832,036                --                --


Loss                             $    (190,908)    $  (2,873,331)    $    (288,339)    $  (3,714,422)    $  (1,998,727)

At End of Period
----------------

Total assets                     $  96,446,057     $  76,432,518     $  60,706,509     $  52,705,555     $  23,119,000

Long-term debt                      30,249,494        32,686,550        21,649,942        12,662,910                --

Total liabilities                   85,128,613        64,924,166        46,324,826        38,035,533        20,014,000

Certain reclassifications were made to fiscal 1999 consolidated financial statements to conform to the fiscal 2000 presentation.

* As a result of the Merger (see "Growth Strategy") being accounted for as a reverse acquisition, the transition period referred to herein encompasses the operation of the Food Group for 36 weeks, and the operations of the new combined companies for the three week post-Merger period November 10, 1997 to November 30, 1997.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Company Background

      The fiscal year ended December 3, 2000 consisted of 53 weeks and the fiscal years ended November 28, 1999 and November 29, 1998 consisted of 52 weeks each.

      The following table sets forth, as a percentage of sales, components of the Results of Operations:

                                                  2000        1999        1998
                                                  ----        ----        ----
Sales                                            100.0%      100.0%      100.0%
Cost of Sales                                     60.7%       61.9%       59.9%
                                                 -----       -----       -----
Gross Profit                                      39.3%       38.1%       40.1%
Store operating, general and
   administrative expense                         31.2%       31.7%       34.0%
Pre-store opening startup costs                    0.2%        0.4%
Bad debt expense (credits)                        (0.2%)       0.3%
Depreciation and amortization                      2.9%        2.6%        2.5%
Non-store operating expense                        3.4%        3.3%        3.0%
                                                 -----       -----       -----
Operating profit (loss)                            1.7%       (0.1%)       0.6%
Other expense                                      1.7%        1.2%        0.8%
                                                 -----       -----       -----
Loss from operations before
   income taxes and cumulative
   effect of change in accounting
   principles                                     (0.1%)      (1.3%)      (0.2%)
                                                 -----       -----       -----
Cumulative effect of change in
   accounting principle                            0.0%       (0.3%)
Loss                                              (0.1%)      (1.6%)       0.2%
                                                 -----       -----       -----

      Percentages of individual line items (as a percent of sales) have been rounded to the nearest tenth of a percent, and therefore, the totals may not add to 100%.

Results of Operations (2000 Compared to 1999)

      Sales for the year 2000 were $216,325,214 as compared to sales for the year 1999 of $181,980,204. The sales increase in fiscal 2000 compared to the sales in fiscal 1999, other than the sales for the extra week in fiscal 2000 of approximately $4.5 million, is mainly attributable to sales increases due to new or remodeled stores opened in fiscal 2000 or full years sales for those new or remodeled stores opened during 1999.

      Gross profit was $85,065,986 or 39.3%, of sales for 2000 as compared with $69,414,264 or 38.1% of sales for 1999. The increase in gross profit during 2000 period was primarily due to fewer promotional price reductions in connection with the grand re-opening periods of the new and newly remodeled stores as well as the recovery of certain stores from unusually low gross margins during the fourth quarter of fiscal 1999.

      Store operating, general and administrative expenses were $67,550,165 or 31.2% of sales for the year 2000 as compared to $57,632,921 or 31.7% of sales for the year 1999. The decrease in store operating, general and administrative expenses as a percentage of sales in the 2000 period was mainly due to better cost controls in relation to the increased sales. Advertising expenses included in store operating, general and administrative expense were $1,465,131 and $1,290,121 for the years 2000 and 1999, respectively.

      Pre-store opening startup costs were $518,981 or 0.2% of sales for the year 2000 as compared to $799,529 or 0.4% of sales for 1999. There were five stores remodeled in 2000 compared to seven in 1999, leading to reduced pre-store opening startup costs in 2000.

      Non-store operating expenses were $7,435,949 or 3.4% of sales for the year 2000 as compared to $5,917,305 or 3.3% of sales for the year 1999. Administrative payroll and fringes were 2.3% of sales for the 2000 period as compared with 2.2% of sales for the 1999 period. The increase in the 2000 period reflects the addition of supervisory and data processing personnel to handle the additional business generated by the store remodeling program and the conversion and updating of the Company's information technology systems. General office expenses as a percentage of sales were 0.8% for the 2000 period as compared to 0.6% for the 1999 period. The increase during the 2000 period was primarily due to additional back office expenses in relation to the increased sales. Professional fees were 0.3% of sales for both the 2000 period and the 1999 period. Corporate expenses as a percentage of sales were 0.1% for both the 2000 period and the 1999 period.

      Depreciation expense was $6,284,971 or 2.9% of sales for the year 2000 as compared to $4,668,645 or 2.6% of sales for the year 1999. The increase was primarily a result of significant capital expenditures incurred in connection with the Company's store renovation and remodeling program.

      Interest expense was $3,761,941 or 1.7% of sales for year 2000 as compared to $2,528,677 or 1.4% of sales for the year 1999. The increase in the 2000 period was primarily attributable to increased borrowings under the Company's bank credit facility, increased capitalized equipment leasing and increased interest rates.

      Interest income for the year 2000 was $24,113 as compared with $82,865 for the year 1999. The decrease in the 2000 period was due to the reduction in outstanding notes receivable as compared to the 1999 period.

      Other income (expenses) for the year 2000 was ($27,000) as compared with $308,773 for the year 1999. Other income for the 1999 period represents net income from the buyout of a lease on a non-productive store.

      Bad debt expense (credits) was ($350,000) for the year 2000 as compared with expense of $500,000 for the year 1999. As a result of the increase in the amount of the Company's receivables, in the 1999 period, management deemed it prudent to set up an allowance for doubtful accounts in the amount of $500,000 in the 1999 period, and to reduce that amount by $350,000 in the 2000 period as a result of progress in pursuing collection of a $400,000 receivable.

      As a result of the items reviewed above, the net loss before provision for income taxes for the year 2000 was $138,908 as compared to a net loss of $2,241,175 for the year 1999.

Results of Operation (1999 Compared to 1998)

      Sales for the 52 weeks ended November 28, 1999 were $181,980,204 as compared to sales for the 52 weeks ended November 29, 1998 of $157,462,869. The increase in sales during the 1999 period was primarily the result of the Company's remodeling program, which is continuing and two new stores, one of which opened in May 1999 and one of which opened in November 1999.

      Gross profit was $69,414,264 or 38.14% of sales for fiscal 1999 as compared with $63,180,563 or 40.12% of sales for fiscal 1998. The decease in gross profit as a percentage of sales, during the 1999 period, was primarily due to selected promotional price reductions in connection with the grand reopening periods of the newly remodeled stores and the grand opening periods of the new stores and certain stores having unusually low gross margins during the fourth quarter of fiscal 1999 (which were recovered in the subsequent first quarter of fiscal 2000).

      Store operating, general and administrative expenses were $57,632,921 or 31.67% of sales for fiscal 1999 as compared to $53,490,803 or 33.97% of sales for fiscal 1998. The $4,142,108 increase in store operating, general and administrative expenses in the 1999 period was primarily the result of increased salaries, fringe benefits and supplies costs as a result of the increased sales in such period. The decrease in store operating, general and administrative expenses as a percentage of sales in the 1999 period was mainly due to better cost controls in relation to the increased sales not withstanding the increase in opening period advertising. Advertising expense included in store operating, general and administrative expense were $1,209,121, $1,206,926 and $66,625 for fiscal 1999 fiscal 1998 and the three weeks ended November 30, 1997, respectively.

      Pre-store opening startup costs were $799,529 of 0.44% of sales for fiscal 1999 as compared to $610,428 which was previously deferred and reflected as a cumulative effect adjustment in the current period. The increase in pre-store opening startup costs during the 1999 period was primarily due to the fact that, in addition to the remodeling of eight existing stores, two new stores were opened, requiring increased pre-opening startup labor and promotional advertising.

      Non-store operating expenses were $5,917,305 or 3.25% of sales for fiscal 1999 as compared to $4,742,810 or 3.01% of sales for fiscal 1998. Administrative payroll and fringes were 2.23% of sales for the 1999 period as compared with 2.06% of sales for the 1998 period. The increase in the 1999 period reflects the addition of supervisory and data processing personnel to handle the additional business generated by the store remodeling program and the conversion and updating of our information technology systems. General office expenses as a percentage of sales were 0.60% for the 1999 period as compared to 0.70% for the 1998 period. The decrease during the 1999 period was primarily due to better cost controls in relation to the increased sales. Professional fees were 0.30% of sales for the 1999 period as compared to 0.15% of sales for the 1998 period. The increase in the 1999 period was due to the additional need for outside accounting, legal and consulting services. Corporate expenses as a percentage of sales were 0.12% for the 1999 period as compared to 0.10% for the 1998 period. The increase was primarily due to increased American Stock Exchange fees and shareholder expenses.

      Depreciation expense for fiscal 1999 was $4,668,645 as compared to $3,948,000 for fiscal 1998. The increase was the result of additional capital expenditures made in accordance with management's store renovation and expansion program.

      Interest expense for fiscal 1999 was $2,528,677 as compared to $1,832,036 for fiscal 1998. The increase in the 1999 period was primarily attributable to increased borrowings under the Company's bank credit facility and increased capitalized equipment leasing.

      Interest income for fiscal 1999 was $82,865 as compared with $177,430 for fiscal 1998. The decrease in the 1999 period was due to the reduction in outstanding notes receivable as compared to the 1998 period.

      Other income for fiscal 1999 was $308,773 as compared to $384,541 for fiscal 1998. Other income for both periods represents net income from the buyout of leases on non-productive stores.

      Bad debt expense was $500,000 for fiscal 1999 as compared to no expense for fiscal 1998. As a result of the increased age of certain of the Company's receivables and the increase in the amount of the Company's receivables, in the 1999 period Company management deemed it prudent to set up an allowance for doubtful accounts in the amount of $500,000.

      Cumulative effect of change in accounting principle was $610,428 for fiscal 1999. There was no cumulative effect change in fiscal 1998. The $610,428 reflects pre-opening startup costs for the remodeled stores for the 1998 period which were previously capitalized (see Note 2 of Notes to Consolidated Financial Statements).

      As a result of the items reviewed above the net loss before provision for income taxes for fiscal 1999 was $2,241,175 as compared to a net loss of $271,115 for fiscal 1998.

Liquidity and Capital Resources

Liquidity:

      The consolidated financial statements of the Company indicate that at December 3, 2000 current assets exceed current liabilities by $4,372,734 and stockholders' equity was $11,317,444. Management believes that cash flows generated from operations, supplemented by financing from third party leasing companies and/or additional financing from the Company's majority shareholder, will be sufficient to pay the Company's debts as they may come due, provide for its capital expenditure program and meet its other cash requirements.

Debt and Debt Service:

      On November 10, 1997, the Company completed its financial arrangements with a group of banks for a credit facility in the aggregate amount of $25,000,000. Under the credit agreement the Company obtained a term loan in the amount of $12,000,000 to refinance prior bank debt, an improvement term loan line of credit in the amount of $8,000,000 to finance capital improvements to its Supermarkets and a revolving line of credit in the amount of $5,000,000 to provide working capital. Subsequently, the banks amended the credit facility to
(i) extend its maturity date until November 30, 2003, (ii) change certain financial covenants, and (iii) change the amortization of the term loan and the improvement term loans, and increased the revolving credit facility to $14,000,000 all as follows: at fiscal year end December 3, 2000, the term loan amortizes at $142,857 per month, with the balance due at maturity; the improvement term loan amortizes $0 during December, 2000, $262,500 during January 2001, $137,500 during February, 2001, $50,000 per month commencing March 1, 2001 through and including June 1, 2001 and $133,333 per month thereafter, with the balance due at maturity; the revolving credit commitment reduces by $466,667 per month commencing July 1, 2001.

      Presently, the bank facilities are fully utilized and the Company is negotiating an increase in the credit facilities with its banks. There is no assurance that the Company will be able to negotiate such an increase on terms satisfactory to the Company. If the Company is unable to obtain its desired financing from its banks, the Company will seek increased financing from third party leasing companies and/or additional financing from the Company's majority shareholder and other sources.

      Borrowings under the facility bear interest at a spread over either the prime rate of the bank acting as agent for the group of banks or a LIBOR rate, with the spread dependent on the ratio of the Company's funded debt to EBITDA ratio, as defined in the credit agreement. The average interest rate on amounts outstanding under the facility during the year 2000 was 9.64% per annum.

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

      The Company's majority shareholder, through affiliates, has contributed in excess of $15,000,000 through December 3, 2000, in the form of unsecured non-interest bearing demand loans, with $9,000,000 subordinated to the current bank lender.

      The Company has available approximately $800,000 in third party leasing lines of credit to lease finance equipment for its store remodeling and expansion program.

Capital Expenditures:

      Capital expenditures for fiscal 2000, including property acquired under capital leases, were $14.3 million compared to $12.4 million for fiscal 1999 and $10.0 million for fiscal 1998. During fiscal 2000, the Company remodeled five stores, added one new in-store pharmacy, opened two new stores and one free standing pharmacy.

      The Company has not incurred any material commitments for capital expenditures, although it anticipates spending approximately $8 million to $10 million on its store remodeling and expansion program in fiscal 2001. Such amount is subject to adjustment based on the availability of funds.

Cash Flows:

      Cash provided by operating activities amounted to $8.5 million in fiscal 2000 compared to cash used for operations of $3.3 million in the prior year. The change in cash flow from operating activities was primarily due to cash provided by operating assets and liabilities and a smaller net loss. Cash used for investing activities was $8.6 million in 2000 compared to $7.3 million in 1999, resulting from increased capital expenditures. Cash provided by financing acitivities was $0.2 million in 2000 compared with $10.8 million in 1999 reflecting the bank financing drawn upon in 1999, the additional proceeds provided by an affiliate, offset by repayments of bank loans and capital leases. In 2000, the Company was only able to draw $950,000 against its bank loans.

Recent Accounting Pronouncements:

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). SFAS No. 133 represents a comprehensive framework of accounting rules that standardizes the accounting for all derivatives. SFAS No. 133 applies to all entities and to all types of derivatives, and is effective as amended in fiscal year 2001. The adoption of SFAS 133 is not expected to materially affect the financial statements of the Company.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

      Market risk represents the risk of loss that may impact the consolidated financial position, results of operations or cash flow of the Company due to adverse changes in financing rates. The Company is exposed to market risk in the area of interest rates. This exposure is directly related to its term loan and borrowing activities under the working capital facility. The Company does not currently maintain any interest rate hedging arrangements due to the reasonable risk that near-term interest rates will not rise significantly. The Company is continuously evaluating this risk and will implement interest rate hedging arrangements when deemed appropriate.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                                                                  Page No.
                                                                                  --------
Independent auditors' report                                                      F-1

   Consolidated Balance Sheets as of December 3, 2000 and                         F-2
   November 28, 1999

Consolidated Statements of Operations for the years ended December 3, 2000,       F-4
    November 28, 1999 and November 29, 1998

Consolidated Statements of Stockholders' Equity for the years ended December      F-6
   3, 2000, November 28, 1999 and November 29, 1998

Consolidated Statements of Cash Flows for the years ended December 3, 2000,       F-7
   November 28, 1999 and November 29, 1998

Notes to Financial Statements                                                     F-8

Independent Auditors' Report

Board of Directors of
Gristede's Foods, Inc.
New York, New York

We have audited the accompanying consolidated balance sheets of Gristede's Foods, Inc. and subsidiaries (the "Company") as of December 3, 2000 and November 28, 1999, and the related consolidated statements of operations, stockholders' equity, and cash flows for the fifty-three weeks ended December 3, 2000 and the fifty-two weeks ended November 28, 1999 and November 29, 1998, respectively. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Gristede's Foods, Inc. and subsidiaries as of December 3, 2000 and November 28, 1999, and the results of their operations and their cash flows for the fifty-three weeks ended December 3, 2000 and the fifty-two weeks ended November 28, 1999 and November 29, 1998, respectively, in conformity with accounting principles generally accepted in the United States of America.


     New York, NY                       /s/ BDO Seidman, LLP
     February 26, 2001                  BDO Seidman, LLP

                                                          Gristede's Foods, Inc.
                                                                and Subsidiaries

                                                     Consolidated Balance Sheets
================================================================================

                                                               December 3,     November 28,
                                                                  2000             1999
-------------------------------------------------------------------------------------------
Assets
Current:
      Cash                                                     $   412,408      $   298,582
      Accounts receivable - net of allowance for doubtful
        accounts of $150,000 and $500,000, respectively          6,864,329        5,199,748
      Inventories                                               30,104,955       25,241,677
      Due from related parties - trade                             879,000               --
      Due from related parties - other                           3,072,000               --
      Prepaid expenses and other current assets                  2,488,337        1,761,378
      Notes receivable - current portion                                --          306,337
-------------------------------------------------------------------------------------------
                 Total current assets                           43,821,029       32,807,722
-------------------------------------------------------------------------------------------
Property and equipment
      Furniture, fixtures and equipment                         16,838,262       15,334,522
      Capitalized equipment leases                              18,714,519       13,072,200
      Leasehold interests and improvements                      47,963,768       40,773,458
-------------------------------------------------------------------------------------------
                                                                83,516,549       69,180,180
      Less: Accumulated depreciation and amortization           35,228,221       29,576,085
-------------------------------------------------------------------------------------------
               Net property and equipment                       48,288,328       39,604,095
Deposits and other assets                                          951,596          769,221
Other Assets                                                     3,385,104        2,994,991
Notes receivable - noncurrent portion                                   --          256,489
===========================================================================================
                                                               $96,446,057      $76,432,518
===========================================================================================

          See accompanying notes to consolidated financial statements.

                                                          Gristede's Foods, Inc.
                                                                and Subsidiaries

                                           Consolidated Statements of Operations
================================================================================

                                                               December 3,       November 28,
                                                                      2000               1999
---------------------------------------------------------------------------------------------
Liabilities and Stockholders' Equity
Current:
      Accounts payable, trade                                 $ 26,956,398       $ 14,425,350
      Accrued payroll, vacation and withholdings                 2,397,593          1,427,151
      Accrued expenses and other current liabilities             1,343,421          1,510,690
      Capitalized lease obligation - current portion             2,362,457          1,570,553
      Current portion of long-term debt                          6,388,426          1,797,619
---------------------------------------------------------------------------------------------
                     Total current liabilities                  39,448,295         20,731,363

      Long-term debt-noncurrent portion                         22,027,652         27,035,125
      Due to affiliate                                          12,129,031          9,113,500
      Capitalized lease obligation - noncurrent portion          8,221,842          5,651,425
      Deferred rent                                              3,301,793          2,392,753
---------------------------------------------------------------------------------------------
                         Total liabilities                      85,128,613         64,924,166
---------------------------------------------------------------------------------------------
Commitments and contingencies
Stockholders' equity:
      Common stock, $0.02 par value - shares authorized
           25,000,000; issued and outstanding 19,636,574           392,732            392,732
      Additional paid-in capital                                14,136,674         14,136,674
      Retained earnings (deficit)                               (3,211,962)        (3,021,054)
---------------------------------------------------------------------------------------------
              Total stockholders' equity                        11,317,444         11,508,352
---------------------------------------------------------------------------------------------
                                                              $ 96,446,057       $ 76,432,518
=============================================================================================

          See accompanying notes to consolidated financial statements.

                                                          Gristede's Foods, Inc.
                                                                and Subsidiaries

                                           Consolidated Statements of Operations
================================================================================

                                                                               52 Weeks Ended
                                                 53 Weeks Ended  --------------------------------------
                                                    December 3,        November 28,        November 29,
                                                           2000                1999                1998
-------------------------------------------------------------------------------------------------------
Sales                                             $ 216,325,214       $ 181,980,204       $ 157,462,869
Cost of sales                                       131,259,228         112,565,940          94,282,306
-------------------------------------------------------------------------------------------------------
        Gross profit                                 85,065,986          69,414,264          63,180,563
Store operating, general and administrative
     expenses                                        67,550,165          57,632,921          53,490,803
Pre-store opening startup costs                         518,981             799,529                  --
Bad debt expense (credit)                              (350,000)            500,000                  --
Depreciation and amortization                         6,284,971           4,668,645           3,948,000
Nonstore operating expenses:
      Administrative payroll and fringes              4,930,755           4,059,856           3,249,306
      General office expense                          1,679,382           1,083,721           1,103,005
      Professional fees                                 649,983             558,124             229,646
      Corporate expense                                 175,829             215,604             160,853
-------------------------------------------------------------------------------------------------------
                 Operating income (loss)              3,625,920            (104,136)            998,950
-------------------------------------------------------------------------------------------------------
Other income (expense):
      Interest expense                               (3,761,941)         (2,528,677)         (1,832,036)
      Interest income                                    24,113              82,865             177,430
      Other income                                      (27,000)            308,773             384,541
-------------------------------------------------------------------------------------------------------
             Total other expense                     (3,764,828)         (2,137,039)         (1,270,065)
-------------------------------------------------------------------------------------------------------
Loss before provision
   for income taxes and cumulative effect of
   change in accounting principle                      (138,908)         (2,241,175)           (271,115)
Provision for income taxes                               52,000              21,728              17,224
-------------------------------------------------------------------------------------------------------
Loss before cumulative effect of change in
   accounting principle                                (190,908)         (2,262,903)           (288,339)
Cumulative effect of change in accounting
   principle                                                 --            (610,428)                 --
=======================================================================================================
Net loss                                          $    (190,908)      $  (2,873,331)      $    (288,339)
=======================================================================================================

                                   Continued

                                                          Gristede's Foods, Inc.
                                                                and Subsidiaries

                                           Consolidated Statements of Operations
================================================================================

-----------------------------------------------------------------------------------------------------
Net loss per share of common stock -
   basic and diluted
-----------------------------------------------------------------------------------------------------
Loss before cumulative effect of change
   in accounting principle                   $        (0.01)      $         (.12)      $         (.01)
-----------------------------------------------------------------------------------------------------
Cumulative effect of change in
   accounting principle                                  --                 (.03)                  --
-----------------------------------------------------------------------------------------------------
Net loss                                     $        (0.01)      $         (.15)      $         (.01)
-----------------------------------------------------------------------------------------------------
Weighted average common shares
   outstanding                                   19,636,574           19,636,574           19,636,574
-----------------------------------------------------------------------------------------------------

          See accompanying notes to consolidated financial statements.

                                                          Gristede's Foods, Inc.
                                                                and Subsidiaries

                                 Consolidated Statements of Stockholders' Equity
================================================================================


                                       Common Stock
                                       ------------           Additional        Retained         Total Stock-
                                 Number of                     paid- in         Earnings            holders'
                                  Shares         Amount        capital          (deficit)            equity
=============================================================================================================
Balance, November 30, 1997      19,636,574      $392,732      $14,136,674      $   140,616       $ 14,670,022
Net loss                                --            --               --         (288,339)          (288,339)
-------------------------------------------------------------------------------------------------------------
Balance, November 29, 1998      19,636,574       392,732       14,136,674         (147,723)        14,381,683
Net loss                                --            --               --       (2,873,331)        (2,873,331)
-------------------------------------------------------------------------------------------------------------
Balance, November 28, 1999      19,636,574       392,732       14,136,674       (3,021,054)        11,508,352
-------------------------------------------------------------------------------------------------------------
Net loss                                --            --               --         (190,908)          (190,908)
-------------------------------------------------------------------------------------------------------------
Balance, December 3, 2000       19,636,574      $392,732      $14,136,674      $(3,211,962)      $ 11,317,444
=============================================================================================================

          See accompanying notes to consolidated financial statements.

                                                          Gristede's Foods, Inc.
                                                                and Subsidiaries

                                           Consolidated Statements of Cash Flows
================================================================================

                                                                                                52 Weeks Ended
                                                                       53 Weeks Ended  ------------------------------
                                                                          December 3,    November 28,    November 29,
                                                                                 2000            1999            1998
=====================================================================================================================
Cash flows from operating activities:
Net loss                                                                 $   (190,908)   $ (2,873,331)   $   (288,339)
Adjustments to reconcile loss to net cash provided by (used)
in operating activities:
   Depreciation and amortization                                            6,284,971       4,668,645       3,948,000
   Bad debt expense (credits)                                                (350,000)        500,000              --
   Gain on sale of store                                                           --        (279,163)             --
Changes in operating assets and liabilities:
   Accounts receivable                                                     (1,314,582)       (857,227)         18,852
   Due from related parties - trade                                          (879,000)             --              --
   Due from related parties - other                                        (3,072,000)             --              --
   Inventories                                                             (4,863,279)     (6,815,875)     (2,204,337)
   Prepaid expenses and other current assets                                 (726,959)       (440,447)       (406,387)
   Notes receivable                                                           562,826       1,013,170         513,647
   Receivable from officer                                                         --              --         351,778
   Other assets                                                            (1,205,321)     (1,559,168)       (455,855)
   Accounts payable, trade                                                 12,531,049       2,473,914      (3,720,527)
   Accrued payroll, vacation and withholdings                                 970,442        (116,597)        267,213
   Accrued expenses and other current liabilities                            (167,269)        294,836         (50,679)
   Deferred rent                                                              909,040         718,902         679,866
   Other credits                                                                   --              --        (130,000)
   Closed stores income / expense                                                  --              --         164,958
---------------------------------------------------------------------------------------------------------------------
Net cash provided by (used in) operating activities                         8,489,010      (3,272,341)     (1,311,810)
---------------------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
   Proceeds from sale of store                                                     --         400,000              --
   Capital expenditures                                                    (8,583,643)     (7,716,367)     (7,471,073)
---------------------------------------------------------------------------------------------------------------------
Net cash used in investing activities                                      (8,583,643)     (7,316,367)     (7,471,073)
---------------------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
   Repayments of bank loans                                                (1,366,667)     (2,564,611)     (2,290,388)
   Repayments capitalized lease obligations                                (2,390,405)     (1,103,137)       (581,043)
   Proceeds from bank loans                                                   950,000       9,419,138      11,619,138
   Net proceeds from affiliate                                              3,015,531       5,082,106              --
---------------------------------------------------------------------------------------------------------------------
Net cash provided by financing activities                                     208,459      10,833,496       8,747,707
---------------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash                                               113,826         244,788         (35,176)
Cash, beginning of period                                                     298,582          53,794          88,970
=====================================================================================================================
Cash, end of period                                                      $    412,408    $    298,582    $     53,794
=====================================================================================================================
Supplemental disclosures of cash flow
   Cash paid for interest                                                $  3,814,882    $  2,241,019    $  1,757,036
   Cash paid for income taxes                                                  84,930          59,928          85,056
=====================================================================================================================
Supplemental disclosure of non-cash investing and financing activities
   Capital lease for property and equipment                              $  5,752,726    $  4,643,443    $  2,495,713
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

                                                          Gristede's Foods, Inc.
                                                                and Subsidiaries

                                      Notes to Consolidated Financial Statements
================================================================================

1. Business and Basis of Presentation

As of December 3, 2000, Gristede's Foods, Inc. and subsidiaries (the "Company") owns and operates 43 supermarkets, two pharmacies and a distribution facility in the New York Metropolitan area.

On August 12, 1999, the Company changed its name to Gristede's Foods, Inc. to reflect its strategy of changing its existing "Sloan's" banner locations to "Gristede's" subsequent to a store remodeling.

On November 10, 1997, the Company acquired certain assets, net of liabilities, of 29 selected supermarkets and a wholesale distribution business ("The Food Group") controlled by John Catsimatidis (the "majority shareholder") of the Company. The transaction was accounted for as the acquisition of Sloan's by The Food Group pursuant to Emerging Issues Task Force 90-13 as a result of The Food Group obtaining control of Sloan's after the transaction. The assets and liabilities of The Food Group (the "Acquiror") are recorded at their historical cost. The assets and liabilities were recorded at their fair value to the extent acquired. Consideration for the transaction was based on an aggregate of $36,000,000 in market value of the Company's common stock and the assumption of $4,000,000 of liabilities. 16,504,298 shares of common stock were issued on the date of the acquisition based on a market price of $2.18 per share.

The Company did not recognize gain or loss as a result of the completion of the transactions set forth in the merger agreement between The Food Group and the Company. The Company underwent an "Ownership Change" within the meaning of
Section 382 of the Internal Revenue Code of 1986, as amended, as a consequence of the transaction. As a result, the Company's ability

                                                          Gristede's Foods, Inc.
                                                                and Subsidiaries

                                      Notes to Consolidated Financial Statements
================================================================================

to offset its net operating loss carryforwards against income earned after the transaction is limited.

2. Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of Gristede's Foods, Inc. and its wholly-owned subsidiaries. All material intercompany accounts and transactions have been eliminated in consolidation.

Fiscal Year

The Company's fiscal year ends on the Sunday closest to November 30. The fiscal years ended December 3, 2000, November 28, 1999 and November 30, 1998 include 53, 52 and 52 weeks respectively.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash on hand, and highly liquid investments which are readily convertible to known amounts of cash and which have original maturities of three months or less, when purchased.

Revenue Recognition

The Company recognizes revenues from the sale of merchandise at the time merchandise is sold.

Deferred Income

Rebates received from vendors that are based on future purchases are initially deferred and are recognized as a reduction of cost of goods sold when the related inventory is purchased. Rebates not tied directly to purchases are recognized as a reduction of cost of goods sold on a straight-line basis over the related contract term.

Store Preopening Expenses and Closing Costs

Statement of Position 98-5, "Accounting for Start-up Costs", requires an entity to expense all start-up related costs as incurred for fiscal years beginning after December 15, 1998 and to write down the unamortized portion of such costs previously

                                                          Gristede's Foods, Inc.
                                                                and Subsidiaries

                                      Notes to Consolidated Financial Statements
================================================================================

capitalized. The Company adopted SOP 98-5 during 1999, and accordingly, costs incurred prior to the opening of a new store, associated with a remodeled store, or related to the opening of a distribution facility are charged against earnings as pre-store opening start-up costs when incurred. When a store is closed, the Company expenses unrecoverable costs and accrues a liability equal to the present value of the remaining lease obligations, net of expected sublease income. As a result of this adoption in 1999 the Company took a one-time, non-cash charge reflecting the cumulative effect of a change in an accounting principle in the amount of $610,000, representing such costs capitalized as of the beginning of fiscal year 1999. During 2000 and 1999, $519,000 and $800,000 of pre-store opening start-up costs were expensed, respectively.

Significant Concentrations

During fiscal 2000, the Company purchased approximately 38% of its merchandise from a single supplier. If the Company's relationship with this supplier were disrupted, the Company could purchase from other suppliers without negative impact on the business.

Inventories

Store inventories are valued principally at the lower of cost or market with cost determined under the retail method.

Property, Equipment, Depreciation and Amortization

Property and equipment are stated at cost. Depreciation of furniture, fixtures and equipment is computed by the straight-line method over the estimated useful lives of the assets, with lives ranging from seven to ten years. Leasehold interest and improvements are amortized over the shorter of their estimated useful lives or the lease term, including optional periods where the Company intends to exercise its option, by the straight-line method.

                                                          Gristede's Foods, Inc.
                                                                and Subsidiaries

                                      Notes to Consolidated Financial Statements
================================================================================

Leases

The Company charges the cost of operating lease payments and beneficial leaseholds to operations on a straight-line basis over the lives of the leases.

Advertising Expense

The Company expenses advertisement costs when the advertisement is first shown.

Other Assets

Other Assets consist of acquisition, goodwill, prescription lists and financing costs and are amortized on a straight-line basis over five to ten years. Non-compete agreements are amortized over the life of the agreement up to ten years.

Income taxes

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in operations in the period that includes the enactment date.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts of assets, liabilities, income and expenses and disclosures of contingencies. Actual results could differ from those estimated.

Stock-Based Compensation Plans

Statement of Financial Accounting Standards

                                                          Gristede's Foods, Inc.
                                                                and Subsidiaries

                                      Notes to Consolidated Financial Statements
================================================================================

("SFAS") No. 123, "Accounting for Stock-Based Compensation" allows either adoption of a fair value method of accounting for stock-based compensation plans or continuation of accounting under Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations with supplemental disclosures.

The Company has chosen to account for all stock-based compensation arrangements under APB Opinion No. 25 with related disclosures under SFAS No. 123. Pro forma net earnings (loss) per common share amounts as if the fair value method had been adopted are presented in Note 10.

Fair Value of Financial Instruments

SFAS No. 107, "Disclosure About Instruments" requires companies to disclose the fair value of financial instruments. The carrying values of cash and cash equivalents, accounts receivable and accounts payable reported in the accompanying consolidated balance sheets approximate fair value due to the short-term maturities of these assets.

The fair value of long-term debt, consisting of the term loans and revolving loan payable as of December 3, 2000 and November 28, 1999, approximates the recorded book value because of the fluctuating interest rates. It was not practical to determine the fair value of the amount due to affiliate, because of the uncertain repayment terms.

Long-Lived Assets

During 1995, SFAS No. 121, "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to Be Disposed Of", was issued. SFAS No. 121 requires the Company to review long-lived assets and certain identifiable assets related to those assets for impairment whenever circumstances and situations change such that there is an indication that the carrying amounts may not

                                                          Gristede's Foods, Inc.
                                                                and Subsidiaries

                                      Notes to Consolidated Financial Statements
================================================================================

be recoverable. If the undiscounted future cash flows of the enterprise are less than their carrying amounts, their carrying amounts are reduced to fair value and an impairment loss is recognized. No impairment losses have been necessary through December 3, 2000.

Loss per Share

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

Reclassification

Certain reclassifications were made to the fiscal 1999 and 1998 consolidated financial statements to conform to the fiscal 2000 presentation.

Recent Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). SFAS No. 133 represents a comprehensive framework of accounting rules that standardizes the accounting for all derivatives. SFAS No. 133 applies to all entities and to all types of derivatives, and is effective as amended in fiscal year 2001. The adoption of SFAS 133 is not expected to materially affect the financial statements of the Company.

                                                          Gristede's Foods, Inc.
                                                                and Subsidiaries

                                      Notes to Consolidated Financial Statements
================================================================================

3. Related Party Transactions

a) On February 6, 1998, the Company agreed to purchase substantially all of the assets and assumed certain of the liabilities of a supermarket located at 1644 York Avenue, New York City, that was owned by a corporation controlled by the majority shareholder. On March 1, 2000 the Company and the affiliate determined to restructure the transaction by rescinding the purchase effective as as of February 6, 1998, and entering into an operating agreement which gives the Company full control of the supermarket and the right to operate the supermarket for the account of the Company. The operating agreement terminates on December 3, 2000, but the term shall be extended for additional one year periods unless either party shall give notice of termination not later than 90 days prior to the end of the then current term of the agreement. Since such notice was not given, the agreement has renewed for one year to December 2, 2001. Under the operating agreement, the Company shall pay to the affiliate $1.00 per annum, plus such other consideration as may be approved by the Company's directors (excluding John Catsimatidis). Pursuant to the operating agreement the Company or any designee of the Company, also has the option until December 31, 2005 to purchase the supermarket for $2,778,000, which price is the fair market price of the supermarket established on October 11, 1999 by the Company's directors (excluding John Catsimatidis).

      In May 2000, another affiliate and the Company entered into a similar operating agreement for a store owned by the affiliate. As consideration, the affiliate receives the nominal amount of $1 per annum, plus such other consideration as may be approved by the Company's directors (excluding John Catsimatidis). The operating agreement terminates on May 10, 2001, but the term shall be extended for additional one year periods unless either party shall give notice of termination not later than 90 days prior to the end of the then current term of the agreement. Since such notice was not given, the

                                                          Gristede's Foods, Inc.
                                                                and Subsidiaries

                                      Notes to Consolidated Financial Statements
================================================================================

agreement has renewed for one year to May 10, 2002. Pursuant to the operating agreement, the Company, or any designee of the Company, also has the option until December 31, 2005 to purchase the supermarket for the fair market price of the supermarket as established by the Company's directors (excluding John Catsimatidis) using a valuation criterion similar to that issued for valuing the store at 1644 York Avenue, New York City. It is management's opinion that the fair market value of this store is approximately $3 million.

      The affiliates' intention in entering into these two operating agreements where the Company enjoys full benefits of ownership for the nominal consideration of $1 per annum per store was to effect post closing adjustments in connection with the Food Group acquisition. If the option to purchase the supermarkets is exercised, the excess of the purchase price over the net book value of the assets will be shown as a charge to equity.

      In connection with the restructure of the transaction relating to the supermarket located at 1644 York Avenue, $3,072,000 is included in "Due from related parties - other" on the accompanying balance sheet. From December 4, 2000 through March 4, 2001, this amount has been reduced to $872,000 based upon payments received from an affiliate.

(b) During fiscal 1999 the majority shareholder issued a limited $600,000 guarantee of the collection of all accounts receivable acquired pursuant to the Food Group acquisition and agreed not to permit the level of the Company's liability due to the affiliate to fall below $600,000, prior to the issuance of the fiscal year ended December 3, 2000 audited financial statements. In fiscal 2000 such limited guarantee and commitment regarding the level of the Company's liability to the affiliate was extended until prior to the issuance of the fiscal year ending December 2, 2001 audited financial statements, in the amount of $700,000.

                                                          Gristede's Foods, Inc.
                                                                and Subsidiaries

                                      Notes to Consolidated Financial Statements
================================================================================

(c) Under a management agreement dated November 10, 1997 (the "Management Agreement"), Namdor Inc., a subsidiary of the Company, performs consulting and managerial services for three supermarkets owned by corporations controlled by the majority shareholder. In consideration of such services, Namdor Inc. is entitled to receive, on a quarterly basis, a cash payment of one and one-quarter (1.25%) percent of all sales of inventory and merchandise made at or from the managed supermarkets. During 2000, 1999 and 1998, management fee income was $66,244, $99,732 and $119,000, respectively.

(d) Certain stores have entered into capital and operating leases with an affiliate, C & S Acquisition Corp. (formerly Red Apple Leasing, Inc). (a company wholly owned by the majority shareholder). Such leases are primarily for store operating equipment. Obligations under capital leases at December 3, 2000 and November 28, 1999 were $63,042 and $459,152, respectively and require monthly payments of $35,114 through March 1, 2001.

      The Company leases five locations: a 25,000 square foot warehouse, its office facilities and four supermarket locations from Red Apple Real Estate, Inc., a company solely owned by the majority shareholder. During fiscal 2000 the Company paid to Red Apple Real Estate, Inc. $1,236,420 for rent and real estate taxes under such leases. The lease terms provide for an aggregate of $1,561,000 per year in lease payments. The leases are triple net whereby the tenant pays all real estate taxes and maintenance. (See Note 6.)

(e) MCV Advertising Associates Inc., a company owned by the majority shareholder, provides advertising services to the Company. During 2000, 1999 and 1998, costs incurred were $1,306,218,

                                                          Gristede's Foods, Inc.
                                                                and Subsidiaries

                                      Notes to Consolidated Financial Statements
================================================================================

$1,191,957, and $1,072,544 respectively.

(f) Wolf, Block, Schorr and Solis Cohen, LLP, a law firm of which a director of the Company is a partner, charged the Company $225,322, $235,260, and $219,035 in fees for rendering legal services to the Company during 2000, 1999 and 1998, respectively.

(g) Due from related parties - trade, represents amounts due from affiliated companies for merchandise shipped from the Company's subsidiary City Produce Operating Corp. in the ordinary course of business and for which payments are made to such subsidiary on a continuous basis, as well as management fees receivable for administrative and managerial services performed for the affiliated companies by the Company. During 2000, merchandise sales to affiliates were $636,562. This affiliate purchased its merchandise from a third party prior to 2000.

4. Other Assets

At December 3, 2000 and November 28, 1999, other assets consisted of:

                                             2000           1999      Amortization Period
                                             ----           ----      -------------------
Acquisition costs, consisting
mainly of professional fees              $ 1,471,848    $ 1,455,699      5-10 years
Non-compete covenants                      1,465,316      1,268,041      5-10 years
Debt costs                                   821,478        766,478      5-10 years
Goodwill and prescription lists            1,198,238        498,238      5-10 years
Other                                        414,665        365,309      5-10 years
Accumulated amortization                  (1,986,442)    (1,358,774)
==========================================================================================
Net Other Assets                         $ 3,385,104    $ 2,994,991
==========================================================================================

                                                          Gristede's Foods, Inc.
                                                                and Subsidiaries

                                      Notes to Consolidated Financial Statements
================================================================================

5. Due to Affiliate

Amounts due to an affiliate, United Acquisition Corp., a corporation wholly owned by the majority shareholder, represent liabilities in connection with the consummation of the merger as discussed in Note 1 and additional advances made by the affiliate since the merger. The affiliate has agreed not to demand payment of these liabilities in the next fiscal year. Accordingly, the liability has been classified as noncurrent. As part of post-closing adjustments in connection with the Food Group Acquisition, approximately $3,600,000 in due from affiliates has been offset against the amounts due to United Acquisition Corp.. The net amount due to affiliate at December 3, 2000 and November 28, 1999 was $12,129,031 and $9,113,500, respectively; of these amounts $9,000,000 was subordinated to the Company's banks. The liability does not bear interest.

6. Commitments and Contingencies

The Company operates primarily in leased facilities under non-cancellable operating leases expiring at various dates through 2020. Certain leases provide for contingent rents (based upon store sales exceeding stipulated amounts or on the Consumer Price Index), escalation clauses and renewal options ranging from five to fifteen years. The Company is obligated under all leases to pay for taxes, insurance and common area maintenance expenses.

The Company also leases operating equipment. The Company is obligated under all equipment leases to pay for taxes, insurance and maintenance costs incurred in the operation of such equipment.

Rent expense, including taxes, insurance and maintenance costs, under non-cancelable operating leases, (including leases with related parties), for the fiscal years ended December 3, 2000, November 28, 1999 and November 29, 1998, respectively, is as follows:

                                                          Gristede's Foods, Inc.
                                                                and Subsidiaries

                                      Notes to Consolidated Financial Statements
================================================================================

                                             2000            1999           1998
--------------------------------------------------------------------------------
Facilities: Base rents                $13,245,918     $11,913,291     $9,108,164

Contingent rent                            76,671          20,000             --
--------------------------------------------------------------------------------
Rent expense - facilities             $13,322,589     $11,933,291     $9,108,164
================================================================================
Equipment rental                      $ 1,159,178     $ 1,235,513     $  587,744
================================================================================

Related party rent expense for facilities was $1,236,420, $636,059 and $675,750 for the years ended December 3, 2000, November 28, 1999 and November 29, 1998, respectively.

Related party rent expense for equipment leases was $484,856 for each of the years ended December 3, 2000, November 28, 1999 and November 29, 1998, respectively.

Future minimum lease commitments under noncancellable leases as of December 3, 2000 are ($000s):

                                                          Gristede's Foods, Inc.
                                                                and Subsidiaries

                                      Notes to Consolidated Financial Statements
================================================================================

Fiscal year ending        Equipment Operating        Facilities--Minimum
                                Leases                  Commitment
--------------------------------------------------------------------------------
2001                             $    725                  $ 11,654
2002                                  596                    11,854
2003                                  596                    12,089
2004                                  586                    12,099
2005                                  500                    11,734
Thereafter                            135                   103,319
--------------------------------------------------------------------------------
                                 $  3,139                  $162,749
================================================================================

The above table does not include amortization of prepaid rent. The above table includes renewal periods where used to determine depreciable asset life.

In addition to related party capital leases (Note 3 (d)), the Company has other capital equipment leases. The net book value of all assets under capital leases at December 3, 2000 is approximately $12.1 million.

The future net minimum lease payments under capital leases are as follows ($000s):

--------------------------------------------------------------------------------
Fiscal year ending
--------------------------------------------------------------------------------
     2001                                                              $  3,248
     2002                                                                 3,184
     2003                                                                 3,259
     2004                                                                 2,492
     2005                                                                   552
     Thereafter                                                               0
--------------------------------------------------------------------------------
                                                                       $ 12,735
Less: Amount representing interest                                       (2,151)
--------------------------------------------------------------------------------
Present value of net minimum lease payments                              10,584
Less current obligation                                                  (2,362)
================================================================================
Long term lease obligations                                            $  8,222
================================================================================

                                                          Gristede's Foods, Inc.
                                                                and Subsidiaries

                                      Notes to Consolidated Financial Statements
================================================================================

7. Income Taxes

The Company reports the effects of income taxes under SFAS No. 109, "Accounting for Income Taxes". The objective of income tax reporting is to recognize (a) the amount of taxes payable or refundable for the current year and (b) deferred tax liabilities and assets for the future tax consequences of events that have been recognized in the financial statements or tax returns. Under SFAS No. 109, the measurement of deferred tax assets is reduced, if necessary, by the amount of any tax benefits that, based on available evidence, are not expected to be realized. Realization of deferred tax assets is determined on a more-likely-than-not basis.

The Company has net operating loss carryforwards for tax purposes and other deferred tax benefits that are available to offset future taxable income. The net operating loss carryforwards are attributable only to operating activities.

As of December 3, 2000, the Company had net operating loss carryforwards of approximately $10.6 million, which expires through fiscal 2020.

Internal Revenue Code Section 382 provides for the limitation on the use of net operating loss carryforwards in years subsequent to a more than 50% cumulative change in ownership. The Company believes that a more than 50% cumulative change in ownership occurred in November 1997. (See Note 1.) As a future consequence of the transaction, the Company's ability to offset its net operating loss carry forwards of approximately $5.7 million at the merger against income earned after the transaction may be limited. If any of the Federal net operating loss carryforwards are realized, any tax benefit will be credited to additional paid-in capital.

The Company had net deferred tax assets of approximately $8.6 million at December 3, 2000

                                                          Gristede's Foods, Inc.
                                                                and Subsidiaries

                                      Notes to Consolidated Financial Statements
================================================================================

and November 28, 1999. At December 3, 2000 and November 28,
1999, a valuation allowance has been provided against the deferred tax assets since management cannot predict, based on the weight of available evidence, that it is more likely than not that such assets will be ultimately realized. Accordingly no deferred income taxes were recognized in any of the periods.

The provision (benefit) for income taxes for fiscal 2000, 1999 and 1998 consisted of state and local income taxes only which amounted to $52,000, $22,000 and $17,000, respectively.

Deferred tax (assets) liabilities at December 3, 2000 and November 29, 1999 are comprised of the following elements:

                                                   2000                    1999
===============================================================================
Net operating loss carryforwards            $(5,295,000)            $(3,758,000)
Deferred revenue taxable currently                   --                (799,000)
Allowance for uncollectable accounts            (75,000)               (250,000)
Depreciation and amortization                (1,586,000)             (2,530,000)
Deferred rent not currently deductible       (1,651,000)             (1,197,000)
                                            -----------             -----------
Deferred tax (assets) liabilities, net       (8,607,000)             (8,533,000)
Less valuation allowance                      8,607,000               8,533,000
                                            -----------             -----------
Net deferred tax                            $        --             $        --
                                            ===========             ===========

                                                          Gristede's Foods, Inc.
                                                                and Subsidiaries

                                      Notes to Consolidated Financial Statements
================================================================================

8. Debt

On November 10, 1997, the Company completed its financial arrangements with a group of banks for a credit facility in the aggregate amount of $25,000,000. Under the credit agreement, the Company obtained a term loan in the amount of $12,000,000 to refinance prior bank debt, an improvement term loan line of credit in the amount of $8,000,000 to finance capital improvements to its supermarkets and a revolving line of credit in the amount of $5,000,000 to provide working capital. The revolving line of credit was increased to $14,000,000 effective as of May 29, 1999. As of December 3, 2000, the credit facility as amended, provides for (i) a maturity date of November 30, 2003, at which time all amounts outstanding thereunder are due, (ii) certain financial covenants, (iii) amortization of the term loan by $142,857 per month with the balance due at maturity, (iv) amortization of the improvement term loan by $262,500 during January, 2001, $137,500 during February, 2001, $50,000 per month commencing March 1, 2001 through and including June 1, 2001 and $133,333 per month thereafter with the balance due at maturity and (v) a reduction in the revolving credit commitment by $466,667 per month commencing July 1, 2001.

                                                          Gristede's Foods, Inc.
                                                                and Subsidiaries

                                      Notes to Consolidated Financial Statements
================================================================================

Long-term debt at December 3, 2000 and November 28, 1999 consists of the following:

                                                                        2000            1999
--------------------------------------------------------------------------------------------
Note payable in annual installments of $66,667 plus accrued      $   133,333     $   200,000
interest commencing September 30, 2000 at an interest rate
of 9%

Note payable $75,000 due January 29, 2001; $75,000 due June          150,000              --
14, 2001, plus accrued interest commencing September 14,
2000 at an interest rate of 9%

Term loan payable to banks due November 30, 2003; payable in       7,528,575       8,828,574
monthly installments of $100,000 through and including June
1, 2000 and $142,857 thereafter, with the last installment
being the outstanding principal amount at maturity

Improvement term loan payable to banks due November 30,            6,604,170       6,604,170
2003; payable $0 during December, 2000, $262,500 during
January 2001, $137,500 during February, 2001, $50,000 per
month commencing March 1, 2001 through and including June 1,
2001, and $133,333 per month thereafter with the last
installment being the outstanding principal amount at
maturity

                                                          Gristede's Foods, Inc.
                                                                and Subsidiaries

                                      Notes to Consolidated Financial Statements
================================================================================

Revolving loan payable to bank due November 30, 2003; the         14,000,000      13,200,000
revolving credit commitment reduces by $466,667 monthly
commencing July 1, 2001
--------------------------------------------------------------------------------------------
                                                                  28,416,078      28,832,744
--------------------------------------------------------------------------------------------
Less:  Current Portion                                             6,388,426       1,797,619

============================================================================================
                                                                 $22,027,652     $27,035,125
============================================================================================

Interest on prime-based loans under the credit facility is payable monthly in arrears; interest on LIBOR-based loans under the credit facility is payable at the end of the applicable interest period.

During the year ended December 3, 2000 the interest rates ranged from 8.51% to 9.86% on the LIBOR-based loans (total principal balance of $25,500,000 at December 3, 2000) and from 9.50% to 10.75% on the prime-based loans (total principal balance of $2,632,745 at December 3, 2000).

The loans are collateralized by certain assets of the Company, including receivables, inventory and store equipment.

Principal maturities of long-term debt as of December 3, 2000 are as follows:

Fiscal year ending
--------------------------------------------------------------------------------
      2001                                                           $6,388,426
      2002                                                            8,980,950
      2003                                                           13,046,702
--------------------------------------------------------------------------------
                                                                    $28,416,078
================================================================================

                                                          Gristede's Foods, Inc.
                                                                and Subsidiaries

                                      Notes to Consolidated Financial Statements
================================================================================

9. Retirement Plan

The Company participates in various defined contribution multi-employer union pension plans, which are administered jointly by management and union representatives, and which sponsor most full-time and certain part-time union employees. The pension expense for these plans approximated $999,000, $740,000 and $786,000 for 2000, 1999 and 1998, respectively. The Company could, under certain circumstances, be liable for unfunded vested benefits or other expenses of jointly administered union/management plans.

10. Stock Option Plans

On October 7, 1994, the Company granted the Chairman a non-qualified stock option to purchase an aggregate of 275,000 shares of common stock at a price of $3.75 per share (the fair market value at that date).

On August 12, 1996, the Company granted the Chairman a non-qualified stock option to purchase an aggregate of 250,000 shares of common stock at a price of $2.875 per share.

The Company currently has one incentive grant and five nonqualified grants under which stock options may be granted to officers, directors and key employees of the Company: the 1994 Employee Incentive Grant (the "1994 Grant"), the 1994 Nonqualified Grant (the "1994 NQ Grant"), the 1995 Chairman's Nonqualified Options (the "Chairman's Grant"), the 1994 Director's Nonqualified Grant (the "Director's Grant"), the 1994 Nonqualified Recruitment Grant (the "1994 Recruitment Grant") and the 1998 stock option plan ("The 1998 Plan"), as well as the "Option Increase Amendment" to the 1998 stock option plan. The options to purchase shares of common stock generally are issued at fair market value on the date of the grant, vesting over three to five years, and expire ten years from issuance and are conditioned upon continual employment during the

                                                          Gristede's Foods, Inc.
                                                                and Subsidiaries

                                      Notes to Consolidated Financial Statements
================================================================================

vesting period.

Under the 1994 Grant, the 1994 NQ Grant, the 1998 plan and the "Option Increase Amendment," the Company granted options to purchase up to 35,000, 100,000, 500,000 and 292,500 shares of common stock, respectively.

In addition to the one incentive grant, the Company has granted stock options to certain key executives and directors. The options vest over three to five years and contractual lives of these grants are similar to that of the incentive plan.

The Company applies APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations for its stock option grants. Generally, compensation expense is not recognized for stock option grants.

In accordance with SFAS No. 123, "Accounting for Stock-based Compensation", the Company discloses the pro forma impact of recording compensation expense utilizing the Black-Scholes model. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the Black-Scholes model does not necessarily provide a reliable measure of the fair value of its stock options.

                                                          Gristede's Foods, Inc.
                                                                and Subsidiaries

                                      Notes to Consolidated Financial Statements
================================================================================

SFAS No. 123 requires the Company to provide pro forma information regarding net loss and earnings per share as if compensation cost of the Company's stock option plans had been determined in accordance with the fair value based method prescribed in SFAS No. 123. The Company estimates the fair value of each stock option at the grant date by using the Black Scholes option-pricing model with the following weighted average assumptions used for grants. During 2000 there were no options granted.

                                        1999                           1998
   Dividend yield                        0%                             0%
   Risk free interest rate               5%                             5%
   Expected lives                     10 years                       10 years
   Volatility                           31%                             31%

Under the accounting provisions of SFAS No. 123, the Company's loss and earnings per share would have been adjusted to the pro forma amounts indicated below:

                                               2000             1999             1998
Loss before cumulative effect of
   change in accounting principle
As reported                                 $(190,908)      $(2,262,903)      $(288,339)
Pro forma                                    (310,861)       (2,540,778)       (763,339)
Net loss per share - basic and diluted:
As reported                                 $    (.01)      $      (.12)      $    (.01)
Pro forma                                   $    (.02)      $      (.13)      $    (.04)

                                                          Gristede's Foods, Inc.
                                                                and Subsidiaries

                                      Notes to Consolidated Financial Statements
================================================================================

      A summary of the status of the Company's stock option plans is presented below:

                                                                Weighted Average
                                                        Shares   Exercise Price
--------------------------------------------------------------------------------
Balance, November 30, 1997                              780,000        3.87
         Granted:                                       500,000        2.63
         Exercised:                                          --          --
         Forfeited:                                     (20,000)       2.63
--------------------------------------------------------------------------------
Balance, November 29, 1998                            1,260,000        3.37
         Granted:                                       292,500        2.37
         Exercised:                                          --          --
         Forfeited:                                    (130,000)       2.90
--------------------------------------------------------------------------------
Balance, November 28, 1999                            1,422,500        3.21
         Granted:                                            --          --
         Exercised:                                          --          --
         Forfeited:                                     (22,000)       2.90
--------------------------------------------------------------------------------
Balance, December 3, 2000                             1,400,500        3.21
--------------------------------------------------------------------------------

Options exercisable as of December 3, 2000 and November 28, 1999 were 1,143,000 and 927,500, respectively.

All options prior to November 10, 1997 were assumed from Sloan's by the Company. The following table summarizes information as of December 3, 2000 concerning outstanding and exercisable options:

                    Options Outstanding                           Options Exercisable
                ==========================                   =============================
                                Weighted
                                 Average
Range of                        Remaining       Weighted                     Weighted
exercise          Number       Contractual       Average        Number        Average
 prices         Oustanding        Life       Exercise Price   Exercisable  Exercise Price
-----------------------------------------------------------------------------------------
$3.75             275,000         3.9             $3.75         275,000       $3.75
 5.63             106,000         4.0              5.63         106,000        5.63
 3.81              22,000         4.0              3.81          22,000        3.81
 2.87             250,000         5.7              2.87         250,000        2.87
 5.00              75,000         1.8              5.00          75,000        5.00
 2.63             572,500         7.3              2.63         381,667        2.63
 1.88             100,000         8.3              1.88          33,333        1.88
=========================================================================================
$1.88-5.63      1,400,500         5.8             $3.21       1,143,000       $3.39
=========================================================================================

                                                          Gristede's Foods, Inc.
                                                                and Subsidiaries

                                      Notes to Consolidated Financial Statements
================================================================================

11. Litigation

1) RMED International Inc. v. Sloan's Supermarkets Inc. and John A.
Catsimatidis.

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

On September 30, 1994, the defendants filed a motion to dismiss for failure to state a cause of action and for lack of subject matter jurisdiction over the state claims. The motion was denied. In June 1995, the plaintiff filed a motion for class certification, which motion was granted in March 1996. Fact discovery was completed by the end of June 1998. Expert discovery was completed

                                                          Gristede's Foods, Inc.
                                                                and Subsidiaries

                                      Notes to Consolidated Financial Statements
================================================================================

by the end of 1998. Plaintiff's expert prepared a report claiming that plaintiffs have suffered damages in an amount in excess of $3,000,000. In August 1999, defendants moved to exclude plaintiff's expert report, which motion was denied. In June 2000, the Company filed a motion for summary judgment dismissing all of plaintiff's claims as a matter of law. That motion was fully submitted in August 2000, and the Company is presently awaiting a determination.

At this state of the litigation, the outcome cannot be predicted with certainty. However, the Company believes that it has a viable defense that may result in dismissal of RMED's claims as a matter of law.

2.) Ansoumana v. Great Atlantic & Pacific Tea Company, Inc. d/b/a/ A&P, Shopwell Inc. - d/b/a Food Emporium, Gristede's Operating Corp, Duane Reade, Inc., Charlie Bauer, indivi dually and d/b/a B&B Delivery Service a/k/a Citi Express, Scott Weinstein and Steven Pilavan, ind. and d/b/a Hudson Delivery Service Inc., Chelsea Trucking, Inc. a/k/a Hudson York.

On January 13, 2000 plaintiffs, commenced a class action lawsuit in the U.S District Court for the Southern District of New York. Their complaint alleges violations of the Fair Labor Standands Act and the New York Labor Law. Plaintiffs are claiming damages for the differential between the amount they were paid by The Great American Delivery Service Company and what the minimum wage was in each specific year dating back to 1994. To date, 35 employees have opted into the class action.

                                                          Gristede's Foods, Inc.
                                                                and Subsidiaries

                                      Notes to Consolidated Financial Statements
================================================================================

Specifically, the Company was one of the parties sued in this litigation by delivery workers claiming they are not being paid the minimum wage. The delivery workers are employees of the Great American Delivery Company (formerly known as B&B Delivery Service or Citi Express), not employees of the Company. The Company is under contract with Great American to deliver groceries to the Company's customers.

In its answer, the Company denied the allegations and cross-claimed against the delivery service co-defendants Weinstein and Bauer, based upon their own negligence, theories of contribution and contractual indemnity.

When allegations of underpayment first emerged last summer, the Company, on August 2, 2000, entered into a new contract with Great American. This contract was entered into in order to assure the Company that these delivery men would be properly and legally paid for their services. The legal hourly wages referred to in the contract were discussed with the New York Attorney General's office.

The Company is conducting an investigation of Great American to determine whether or not Great American is in compliance with the contract and the legal options available with respect to the contract terms.

Management expects the matter will be resolved in the near future. The Company will vigorously defend the fact that these workers are employees of Great American, and not employees of the Company.

3.) Red Apple Supermarkets, Inc., Gristede's

                                                          Gristede's Foods, Inc.
                                                                and Subsidiaries

                                      Notes to Consolidated Financial Statements
================================================================================

Supermarkets, Inc., Supermarket Acquisition Corp., and Gristede's Sloan's Inc.,Plaintiffs, against Rite Aid Corporation and Rite Aid of New York, Inc., Defendants

      Pursuant to a settlement agreement dated Feburary 22, 1999 (the "Settlement Agreement"), between the Company and Rite Aid Corporation ("Rite Aid"), Rite Aid agreed to compromise a dispute between the parties arising out of a written lease purchase agreement dated September 2, 1994 (the "Lease Purchase Agreement). Pursuant to the Settlement Agreement, Rite Aid agreed to pay the sum of $400,000 (the "Settlement Sum") to the Company in full and final satisfaction of certain claims and disputes regarding defendants' breaches of the Lease Purchase Agreement. However, to date, Rite Aid has failed and refused to pay any portion of the Settlement Sum as required by the Settlement Agreement. Consequently, on June 5, 2000, plaintiffs filed a complaint in the Supreme Court of the State of New York (New York County) which alleged: Breach of Settlement Agreement, Breach of Good Faith and Fair Dealing and Breach of Lease Purchase Agreement. Such complaint seeks judgment against Rite Aid in the full amount of the Settlement Sum, together with interest from February 22, 1999.

      As alleged in the complaint, the Lease Purchase Agreement contemplated defendants' purchase of certain commercial leasehold interests held by plaintiffs, in two stores. Pursuant to the Lease Purchase Agreement, defendants agreed to purchase plaintiffs' leasehold interest in the two stores for $1,950,000. However, in violation of the Lease Purchase Agreement - as well as their duty of good faith and fair dealing thereunder

                                                          Gristede's Foods, Inc.
                                                                and Subsidiaries

                                      Notes to Consolidated Financial Statements
================================================================================

- defendants negotiated and obtained their own leasehold interest for both stores directly from each landlord, and failed to compensate plaintiffs as agreed.

To date, no depositions have been taken. At this stage of litigation, it is too early to determine the outcome of the litigation. However, it is the opinion of the Company's counsel that the likelihood of success on the Company's claim for breach of the Settlement Agreement is substantial. A receivable in the amount of $400,000 from Rite Aid is included in receivables as of December 3, 2000.

12.      Quarterly Financial Data
        (Unaudited)  ($000s)

Financial data for the interim periods of Fiscal 2000 and Fiscal 1999 is as follows:

                               13 weeks    13 weeks     13 weeks      14 weeks
                                  ended       ended        ended         ended         Fiscal
                           February 27,     May 28,   August 27,   December 3,
                                   2000        2000         2000          2000           2000
---------------------------------------------------------------------------------------------
Sales ........................  $53,748     $52,270     $ 51,334      $ 58,973      $ 216,325

Gross Profit .................   21,340      20,796       19,792       23,138        85,066

Net Income (loss) ............  $ 1,006     $   396     $   (942)     $   (651)     $    (191)
Net Income (loss) per share ..  $   .05     $   .02     ($   .05)     ($   .03)     ($    .01)
                                  13 weeks    13 weeks     13 weeks      13 weeks
                                     ended       ended        ended         ended       Fiscal
                              February 28,     May 30,   August 29,  November 28,
                                      1999        1999         1999          1999        1999
---------------------------------------------------------------------------------------------
Sales ........................     $44,188     $44,355     $ 43,778      $ 49,659   $ 181,980

Gross Profit .................      17,052      17,807       16,607        17,948      69,414

Income (loss) after taxes
before other items ...........         407         436         (359)       (2,747)     (2,263)

Change in accounting                                                         (610)       (610)

Net Income (loss) ............     $   407     $   436     $   (359)     $ (3,357)  $  (2,873)
Income (loss) per share before
other items ..................     $   .05     $   .02     ($   .02)     ($   .17)  ($    .12)
Net Income (loss) per share ..     $   .05     $   .02     ($   .02)     ($   .20)  ($    .15)

ITEM 9 CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

      None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

Set forth below is certain information as of February 28, 2001 with respect to all directors and executive officers of the Company.

                                                                        Position with the Company or
                                  Director                               Other Principal Occupation
Name and Age                       Since                                  for the Past Five Years
------------                       -----                                  -----------------------
John A. Catsimatidis              1988(5)     Chairman of the Board, President and Chief Executive Officer of the Company since July
     (52)                                     28, 1988; Treasurer of the Company from July 28, 1988 to March 17, 1998 and since
                                              November 15, 1999; President and Chief Executive Officer of Red Apple Group, Inc.
                                              (holding company) and Chairman of the Board and Chief Executive Officer and Director
                                              of United Refining Company (a refiner and retailer of petroleum products) for more than five years; Director of News Communications Inc., a public company whose stock is traded over-the-counter, since December 4, 1991.

Martin R. Bring                   1988        Partner in the law firm of Wolf, Block, Schorr and Solis-Cohen LLP, New York, N.Y. and
     (58)                                     predecessor firm for more than five years.

Frederick Selby                   1978        Managing Director of The Chart Group, L.P., an investment banking firm, since January
     (63)                                     2000; Chairman of Selby Capital Partners (acquisition and sale of privately owned firms and divisions of public companies) for more than five years; Managing Director and senior officer of mergers and acquisitions division of Bankers Trust Company;
                                              Senior Vice President of Corporate Finance of B.A.I.I. Banking (Paris) and Director of
                                              Corporate Finance of Legg Mason Wood Walker prior thereto.

----------
(5) Mr. Catsimatidis also served as a director of the Company from November 4, 1986 to November 27, 1987.

Kishore Lall(53)                  1997        Director of the Company since October, 1997; consultant to Red Apple Group, Inc. from
                                              January 1997 to October 1997; private investor from June 1994 to December 1996; Senior
                                              Vice President and Head of Commercial Banking ABN AMRO Bank, New York branch from
                                              January 1991 until May 1994.

Dennis E. Berberich(61)           1998        Independent consultant since January, 1999; President of Canada Dry Bottling Company
                                              of New York, a privately held soft drink distributor, for more than ten years prior thereto.

Martin Steinberg(67)              1998        Independent consultant. Mr. Steinberg also served as a director of the Company from
                                              May 1974 to January 1991.

Edward P. Salzano(53)             1999        Executive Vice President and Director of Cantisano Foods, Inc., a privately held sauce and salsa manufacturing company, for more than 15 years.

Gary Pokrassa(53)                  --         Chief Financial Officer of the Company since August 14, 2000; Chief Financial Officer of Syndata Technologies, Inc., from February 1997 to July 2000; Vice President -
                                              Finance of Innovir Laboratories, Inc. from March 1993 to February 1997.

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

      To the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company and written representations that no reports were required during fiscal 2000, all Section 16(a) filings applicable to its directors, officers and more than 10 percent beneficial owners were timely filed.

ITEM 11. EXECUTIVE COMPENSATION.

The following table sets forth for the fiscal years ended December 3, 2000, November 28, 1999 and November 29, 1998, certain information concerning the compensation paid or accrued to certain executive officers of the Company.

                                                                                     Long-term compensation

                                                   Annual Compensation               Awards          Payouts
                                          -------------------------------------------------------------------
                                                                                                                     All
                                                                  Other      Restricted                             other
  Name and                                                        annual       stock       Options     LTIP       compensa-
  principal                                            Bonus   compensation   award(s)     /Sar's     payouts        tion
  position                   Year         Salary ($)    ($)        ($)          ($)          (#)        ($)          ($)
------------------------------------------------------------------------------------------------------------------------------
John Catsimatidis,       Fiscal 2000      $101,923      $--        $--          --        $     --      $--            $--
  Chairman of the        Fiscal 1999       100,000       --         --          --              --       --             --
  Board, President       Fiscal 1998       100,000       --         --          --              --       --             --
  and Chief
  Executive Officer

Stuart Spivak            Fiscal 2000      $ 58,385       --         --          --              --       --       $  4,423
  Executive              Fiscal 1999       132,000       --         --          --          40,000       --         10,000(a)
  Vice President         Fiscal 1998        89,538       --         --          --              --       --          7,000(a)
  and Chief Financial
  Officer *

(a) Represents the personal use of a Company vehicle

*Mr. Spivak's employment by the the Company commenced in March 1998. He retired effective April 30, 2000 and is currently serving the Company in a consulting capacity.

Options Granted in Last Fiscal Year

      The following table sets forth certain information concerning options granted during fiscal 2000 to the executive officers named in the Summary Compensation Table.

                                                                    Market                  Potential Realizable Value
                                                                   Price of                 At Assumed Annual Rates of
                        Number of     Percentage of                 Common                   Stock Price Appreciation
                       Securities     Total Options                Stock on                             for
                       Underlying      Granted to     Exercise      Date of                         Option Term
                         Options      Employees in    Price          Grant     Expiration           -----------
       Name            Granted (#)        2000        ($/Share)    ($/Share)      Date             5% ($) 10%($)
------------------------------------------------------------------------------------------------------------------------------
John Catsimatidis          0
Stuart Spivak              0              --             --            --         --                     --

Aggregate Options Exercised in Last Fiscal Year and Fiscal Year End Option
Values

      During fiscal 2000, no stock options were exercised by either of the executive officers named in the Summary Compensation Table. The following table sets forth the number and value of options outstanding at December 3, 2000 held by the executive officers named in the Summary Compensation Table:

                            Number of Unexercised            Value of Unexercised
                               Options Held on         in-the-Money Options on December
                              December 3, 2000                     3, 2000
                     -------------------------------   -----------------------------------
Name                      Exercisable/Unexercisable      Exercisable/Unexercisable
                     ---------------------------------------------------------------------
John Catsimatidis                525,000/0                        0/0

Stuart Spivak                    36,666 / 13,334                  0/0

The closing sales price of the Common Stock on the American Stock Exchange on December 1, 2000 (the last trading day before December 3, 2000) was $1.0625. On December 3, 2000 Mr. Catsimatidis held options to purchase 275,000 shares of Common Stock at $3.75 per share and options to purchase 250,000 shares at $2.875 per share. Mr. Spivak held options to purchase 10,000 shares at $5.625 per share and 40,000 shares at $2.625 per share.

Compensation of Directors

Non-officer directors receive a quarterly stipend of $1,500 and $500 for each meeting attended. Directors who serve on committees receive $500 for each meeting attended.

Compensation Committee Interlocks and Insider Participation

The Board of Directors has a Compensation Committee consisting of Dennis Berberich, Frederick Selby, and Martin Steinberg. During fiscal 2000, none of the Directors on the Compensation Committee were employees or officers of the Company nor had a relationship with the Company requiring disclosure under Item 13, "Certain Relationships and Related Transactions."

Report on Executive Compensation

      During fiscal 2000, the Compensation Committee did not meet. Compensation of the Company's executive officers for fiscal 2000 was determined by the Company's Board of Directors.

      During fiscal 2000, the stock option committee did not meet.

      Total compensation for executive officers of the Company consists of a combination of salaries, bonuses when applicable, and stock option awards.

      Stock option awards are intended to attract and retain senior management personnel by offering them an opportunity to receive additional compensation based upon the performance of the Company's Common Stock. No stock options were granted to the executive officers during fiscal 2000. See table - Options Granted in Last Fiscal Year.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

      The following table sets forth certain information regarding ownership of Common Stock on February 28, 2001 by: (i) each stockholder known to the Company to own beneficially more than 5% of the outstanding shares of Common Stock; (ii) each of the Company's directors; and (iii) all officers and directors of the Company as a group. Except as otherwise indicated, the address of each person is c/o Gristede's Foods, Inc., 823 Eleventh Avenue, New York, N.Y. 10019-3535. The Company believes that ownership of the shares by the persons named below is both of record and beneficial and such persons have sole voting and investment power with respect to the shares indicated.

Name and Address of
Beneficial Owner                                      Number of Shares   Percent of Class
----------------                                      ----------------   ----------------
John Catsimatidis                                      18,575,150(1)         92.1%

Martin Steinberg
2042 Whalen Ave
Merrick, NY 11566                                         122,642(2)            *

Kishore Lall                                               51,667(3)            *

Dennis Berberich
128 Montery Ave
Pelham, NY 10803                                           30,000(2)(6)         *

Martin Bring                                               21,000(4)            *

Frederick Selby                                            13,110(5)            *

Edward P. Salzano
197 Graney Drive
River Vale, New Jersey 07675                                3,000               *

Gary Pokrassa                                                   0               *

All officers and directors as a group (8 persons)      18,816,569(7)         92.9%

* Less than 1%.

(1) Includes an aggregate of 12,473,974 shares held by corporations controlled by Mr. Catsimatidis, 81,900 shares held by Mr. Catsimatidis as custodian, 2,057 shares held by a profit sharing plan of which Mr. Catsimatidis is a trustee, 605 shares held by Mr. Catsimatidis as a trustee of individual retirement accounts and currently exercisable options to purchase an aggregate of 525,000 shares of Common Stock.
(2) Includes an aggregate of 10,000 shares of Common Stock which may be purchased upon the exercise of currently exercisable stock options.
(3) Includes an aggregate of 36,667 shares of Common Stock which may be purchased upon the exercise of currently exercisable options.
(4) Includes an aggregate of 21,000 shares of Common Stock which may be purchased upon the exercise of currently exercisable stock options.
(5) Includes an aggregate of 11,000 shares of Common Stock which may be purchased upon the exercise of currently exercisable options.
(6) Includes 14,000 shares of Common Stock owned by Mr. Berberich's wife, as to which shares Mr. Berberich disclaims beneficial ownership.
(7) Includes an aggregate of 613,667 shares of Common Stock which may be purchased upon the exercise of currently exercisable stock options.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      Under a Management Agreement, dated November 10, 1997 (the "Management Agreement"), Namdor Inc., a subsidiary of the Company, has performed consulting and managerial services for three supermarkets owned by corporations controlled by John Catsimatidis. In consideration of such services, Namdor Inc. is entitled to receive on a quarterly basis a cash payment of one and one-quarter (1.25%) percent of all sales of inventory and merchandise made at or from the managed supermarkets. During fiscal 2000 management fee income was $66,244.

      Effective as of January 1, 1994, the Company entered into Indemnification Agreements with each of its directors and officers other than Kishore Lall. The Company entered into an Indemnification Agreement with Kishore Lall effective as of October 30, 1997, and also entered into Indemnification Agreements with two former officers effective March 17, 1998, Martin Steinberg effective July 21, 1998, Dennis Berberich effective August 18, 1998, Edward Salzano effective August 12, 1999, and Gary Pokrassa effective November 10, 2000. Said agreements supplement the indemnification provisions of the Company's By-laws and the Delaware General Corporation Law. The stockholders of the Company authorized the Company to enter into such agreements with each of its directors at the Annual Meeting of Stockholders held on August 21, 1987. The Board of Directors has authorized the Company to enter into such agreements with each of its officers.

      C & S Acquisition Corp. (formerly Red Apple Leasing, Inc.,) a corporation wholly owned by John Catsimatidis, leases equipment to the Company. Such leases are primarily for store operating equipment. Obligations under capital leases at December 3, 2000 were $63,042 and require monthly payments of $35,114 through March 1, 2001. Obligations under operating leases were $41,676 per month during fiscal 2000.

      Advertising services are provided to the Company by an affiliated company, MCV Advertising Associates Inc., a company owned by John Catsimatidis. For fiscal 2000 the costs incurred were $1,306,218.

      By virtue of his ownership of Common Stock (see Item 12. "Security Ownership of Certain Beneficial Owners and Management") and his position as Chairman of the Board of the Company, John Catsimatidis may be deemed to be a "parent" of the Company under rules promulgated by the Commission.

      The Company leases five locations: a 25,000 square foot warehouse, its office facilities and four supermarket locations from Red Apple Real Estate, Inc., a company solely owned by John Catsimatidis. During fiscal 2000 the Company paid to Red Apple Real Estate, Inc. $1,236,420 for rent and real estate taxes under such leases. The lease terms provide for an aggregate of $1,561,000 per year in lease payments. The leases are triple net whereby the tenant pays all real estate taxes and maintenance.

      Wolf, Block, Schorr and Solis-Cohen LLP, a law firm of which Martin Bring, a director of the Company, is a partner, charged fees of approximately $225,322 for rendering legal services to the Company during fiscal 2000.

      Amounts due to an affiliate, United Acquisition Corp., a corporation wholly owned by John Catsimatidis, represent liabilities in connection with the consummation of the merger as discussed in Item 1 and additional advances made by the affiliate since the merger. The affiliate has agreed not to demand payment of these liabilities in the next fiscal year. Accordingly, the liability has been classified as noncurrent. As part of post-closing adjustments in connection with the Food Group Acquisition, approximately $3,600,000 in due from affiliates has been offset against the amounts due to United Acquisition Corp.. The net amount due to affiliate at December 3, 2000 and November 28, 1999 was $12,129,031 and $9,113,500, respectively; of these amounts $9,000,000 was subordinated to the Company's banks. The liability does not bear interest.

    Due from related parties - trade, represents amounts due from affiliated companies for merchandise shipped from the Company's subsidiary City Produce Operating Corp. in the ordinary course of business and for which payments are made to such subsidiary on a continuous basis, as well as management fees receivable for administrative and managerial services performed for the affiliated companies by the Company. During 2000, merchandise sales to affiliates were $636,562. This affiliate purchased its merchandise from a third party prior to 2000.

      On February 6, 1998, the Company agreed to purchase substantially all of the assets and assumed certain of the liabilities of a supermarket located at 1644 York Avenue, New York City, that was owned by a corporation controlled by John Catsimatidis. On March 1, 2000 the Company and the affiliate determined to restructure the transaction by rescinding the purchase effective as as of February 6, 1998, and entering into an operating agreement which gives the Company full control of the supermarket and the right to operate the supermarket for the account of the Company. The operating agreement terminates on December 3, 2000, but the term shall be extended for additional one year periods unless either party shall give notice of termination not later than 90 days prior to the end of the then current term of the agreement. Since such notice was not given, the agreement has renewed for one year to December 2, 2001. Under the operating agreement, the Company shall pay to the affiliate $1.00 per annum, plus such other consideration as may be approved by the Company's directors (excluding John Catsimatidis). Pursuant to the operating agreement the Company or any designee of the Company, also has the option until December 31, 2005 to purchase the supermarket for $2,778,000, which price is the fair market price of the supermarket established on October 11, 1999 by the company's directors (excluding John Catsimatidis).

      In May 2000, another affiliate and the Company entered into a similar operating agreement for a store owned by the affiliate. As consideration, the affiliate receives the nominal amount of $1 per annum, plus such other consideration as may be approved by the Company's directors (excluding John Catsimatidis). The operating agreement terminates on May 10, 2001, but the term shall be extended for additional one year periods unless either party shall give notice of termination not later than 90 days prior to the end of the then current term of the agreement. Since such notice was not given, the agreement has renewed for one year to May 10, 2002. Pursuant to the operating agreement, the Company, or any designee of the Company, also has the option until December 31, 2005 to purchase the supermarket for the fair market price of the supermarket as established by the Company's directors (excluding John Catsimatidis) using a valuation criterion similar to that issued for valuing the store at 1644 York Avenue, New York City. It is management's opinion that the fair market value of this store is approximately $3 million.

      The affiliates' intention in entering into these two operating agreements where the Company enjoys full benefits of ownership for the nominal consideration of $1 per annum per store was to effect post closing adjustments in connection with the Food Group acquisition. If the option to purchase the supermarkets is exercised, the excess of the purchase price over the net book value of the assets will be shown as a charge to equity.

      In connection with the restructure of the transaction relating to the supermarket located at 1644 York Avenue, $3,072,000 is included in "Due from related parties - other" on the accompanying balance sheet. From December 4, 2000 through March 4, 2001, this amount has been reduced to $872,000 based upon payments received from an affiliate.

      During fiscal 1999 Mr. John Catsimatidis issued a limited $600,000 guarantee of the collection of all accounts receivable acquired pursuant to the Food Group acquisition and agreed not to permit the level of the Company's liability due to the affiliate to fall below $600,000, prior to the issuance of the fiscal year ended December 3, 2000 audited financial statements. In fiscal 2000 such limited guarantee and commitment regarding the level of the Company's liability to the affiliate was extended until prior to the issuance of the fiscal year ending December 2, 2001 audited financial statements, in the amount of $700,000.

                                     PART IV

Item 14. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K.

      (a) The following documents are filed as part of this Annual Report on Form 10-K.

            1. Consolidated Financial Statements:

      The Consolidated Financial Statements filed as part of this Form 10-K are listed in the "Index to Consolidated Financial Statements" in Item 8."

            2. Consolidated Financial Statement Schedule:

      The Consolidated Financial Statement Schedule filed as part of this report is listed in the "Index to S-X Schedule".

      Schedules other than those listed in the accompanying Index to S-X Schedule are omitted for the reason that they are either not required, not applicable or the required information is included in the Consolidated Financial Statements or notes thereto.

                     GRISTEDE'S FOODS, INC. AND SUBSIDIARIES

                              INDEX TO S-X SCHEDULE

                                                                           Page
                                                                           ----

Independent Auditors' Report.............................................   28
Schedule II -- -Valuation & Qualifying Accounts..........................   29

INDEPENDENT AUDITORS' REPORT

To the Board of Directors
and Stockholders of Gristedes's Foods, Inc.

      The audits referred to in our report dated February 26, 2001, relating to the consolidated financial statements of Gristede's Foods, Inc. and subsidiaries, which is contained in Item 8 of this Form 10-K, included the audits of the financial statement schedule listed in the accompanying index for each of the three fiscal years in the period ended December 3, 2000. This financial statement schedule is the responsibility of management. Our responsibility is to express an opinion on this schedule based on our audits.

      In our opinion, the financial statement Schedule II - Valuation and Qualifying Accounts, presents fairly, in all material respects, the information set forth therein.

BDO Seidman, LLP
February 26, 2001

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                                       Balance At       Additions
                                      Beginning of  Charged to Costs   Deductions For    Balance At End
DESCRIPTION DEDUCTIONS                  Period        and Expenses       Write-Off          of Period

YEAR ENDED Nov. 29, 1998:
Reserve and allowances deducted
  from asset accounts:
Allowance for uncollectible accounts       $0               0               0                     0

YEAR ENDED Nov. 28, 1999:
Reserve and allowances deducted
  from asset accounts:
Allowance for uncollectible accounts       $0            500,000            0                 $500,000

YEAR ENDED Dec. 3, 2000:
Reserve and allowances deducted
  from asset accounts:
Allowance for uncollectible accounts    $500,000         $50,000       $(400,000)             $150,000

      (3) Exhibits

Number   Description
------   -----------

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

3.3 Certificate of Amendment of Certificate of Incorporation of the Company, dated November 4, 1997. Incorporated by reference to Exhibit
         3.4 to the Registrant's Annual Report on Form 10-K for the transition period ended November 30, 1997 (the "Transition Period 10-K").

3.4 Certificate of Amendment of Certificate of Incorporation of the Company, dated August 13, 1999.*

3.5 Certificate of Amendment of Certificate of Incorporation of the Company dated November 10, 2000.*

3.6 Amended and Restated Bylaws of the Registrant. Incorporated by reference to Exhibit 3.2 to the 1990 10-K.

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

10.8 Agreement dated as of March 1, 2000 between G Remainder Corp. and Gristede's Operating Corp. Incorporated by reference to Exhibit 10.8 to the Company's annual report in Form 10-K for the fiscal year ended November 28, 1999 (the "1999 10-K").

10.9 First Amendment and Waiver to Loan Agreement dated April 30, 1998 between the Company, IDBNY, Keybank and Bank Leumi. Incorporated by reference to Exhibit 10.9 to the Transition Period 10-K.

10.10 1998 Stock Option Plan. Incorporated by reference to Exhibit 10.10 to the Transition Period 10.K.

10.11 Agreement dated March 1, 2000 between John Catsimatidis and the Company. Incorporated by reference to Exhibit 10.11 to the 1999 10-K.

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

10.16 Sixth Amendment to Loan Agreement dated as of November 27, 1999 among the Company EAB IDNY, Dime Savings Bank of New York (as successor to Keybank) and Bank Leumi. Incorporated by reference to the 1999 10-K.

10.17    Agreement dated May 10, 2000 between S Remainder Corp and Namdor Inc.*

10.18 Agreement dated December 3, 2000 between John Catsimatidis and the Company. *

10.19 Seventh Amendment to Loan Agreement dated as of December 1, 2000 among the Company EAB IDNY, Dime Savings Bank of New York (as successor to Keybank) and Bank Leumi. *

10.20 Eighth Amendment to Loan Agreement dated as of December 2, 2000 among the Company EAB IDNY, Dime Savings Bank of New York (as successor to Keybank) and Bank Leumi. *

11.      Statement re computation of per share income (loss). Not required.

21. Listing of the Company's subsidiaries all of which are wholly owned by the Company.

     Subsidiaries                       State of Incorporation
     ------------                       ----------------------

     Namdor Inc.                             New York
     City Produce Operating Corp.            New York

*Filed herewith.

(b) The Company did not file any Current Reports on Form 8-K during the last quarter of the period covered by this report.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        GRISTEDE'S FOODS, INC.


Dated:   March 23, 2001                 By: /s/ John A. Catsimatidis
                                           -------------------------------------
                                            John A. Catsimatidis
                                            Chairman of the Board

        Signature                                 Title                               Date
        ---------                                 -----                               ----
 /s/ John A. Catsimatidis           Chairman of Board, President and              March 23, 2001
----------------------------------  Chief Executive Officer (Chief Executive
John A. Catsimatidis                Officer and Chief Operating Officer)


 /s/ Martin Bring                   Director                                      March 23, 2001
---------------------------------
Martin Bring


 /s/ Frederick Selby                Director                                      March 23, 2001
---------------------------------
Frederick Selby


 /s/ Kishore Lall                   Director                                      March 23, 2001
---------------------------------
Kishore Lall


 /s/ Gary Pokrassa                  Chief Financial Officer                       March 23, 2001
---------------------------------   (Chief Financial Officer
Gary Pokrassa                       and Chief Accounting Officer)



 /s/ Martin Steinberg               Director                                      March 23, 2001
---------------------------------
Martin Steinberg


 /s/ Dennis Berberich               Director                                      March 23, 2001
---------------------------------
Dennis Berberich


 /s/ Edward P. Salzano              Director                                      March 23, 2001
---------------------------------
Edward P. Salzano