Form 10-Q
period 2001-03-04
GRISTEDES FOODS INC
filed 2001-04-18
CIK 28325

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 4, 2001

|_| TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from .............to ............

Commission File Number 1-7013

                             GRISTEDE'S FOODS, INC.
                             ---------- ------ ----
             (Exact Name of Registrant as Specified in its Charter)

             Delaware                                      13-1829183
             --------                                      ----------
     (State or Other Jurisdiction of                    (I.R.S. Employer
     Incorporation or Organization)                    Identification No.)

                  823 Eleventh Avenue, New York, New York 10019
                  --- -------- ------- --- ----- --- ---- -----
                    (Address of Principal Executive Offices)

                                 (212) 956-5803
                                 ----- --------
              (Registrant's Telephone Number, Including Area Code)

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

Yes |X| No |_|

At April 6, 2001, registrant had issued and outstanding 19,636,574 shares of common stock.

                     GRISTEDE'S FOODS, INC. AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION

   Item 1.    Financial Statements

                      Consolidated Balance Sheets as of
                           March 4, 2001 and December 3, 2000             Page 3

                      Consolidated Statements of Operations for
                           the quarters ended March 4, 2001
                           and February 27, 2000                          Page 4

                      Consolidated Statements of Stockholders'
                           Equity for the year ended
                           December 3, 2000 and the
                           quarter ended March 4, 2001                    Page 5

                      Consolidated Statements of Cash Flows for
                           the quarters ended March 4, 2001
                           and February 27, 2000                          Page 6

                      Notes to Consolidated Financial Statements          Page 7

   Item 2.    Management's Discussion and Analysis of Financial
              Condition and Results of Operations                        Page 11

PART II - OTHER INFORMATION                                              Page 15

Item 1
Financial Statements

                             GRISTEDE'S FOODS, INC.
                      UNAUDITED CONSOLIDATED BALANCE SHEETS

                                                                                         March 4,           December 3,
ASSETS                                                                                     2001                 2000
                                                                                       ------------         ------------
CURRENT ASSETS:
      Cash                                                                             $    449,882         $    412,408
      Accounts receivable - net of allowance for doubtful accounts
         of $168,000 at March 4, 2001 and $150,000 at December 3, 2000                    7,184,885            6,864,329
      Inventory                                                                          29,533,450           30,104,955
      Due from related parties - trade                                                    1,183,171              879,000
      Due from related parties - other                                                      872,774            3,072,000
      Prepaid expenses and other current assets                                           2,032,563            2,488,337
                                                                                       ------------         ------------

               Total current assets                                                      41,256,725           43,821,029
                                                                                       ------------         ------------

PROPERTY AND EQUIPMENT:
      Furniture, fixtures and equipment                                                  17,065,648           16,838,262
      Capitalized equipment leases                                                       19,520,103           18,714,519
      Leaseholds and leasehold improvements                                              48,947,075           47,963,768
                                                                                       ------------         ------------
                                                                                         85,532,826           83,516,549
      Less accumulated depreciation and amortization                                     36,442,101           35,228,221
                                                                                       ------------         ------------

               Net property and equipment                                                49,090,725           48,288,328

      Deposits and other assets                                                             979,534              951,596
      Other assets                                                                        3,259,241            3,385,104
                                                                                       ------------         ------------

TOTAL                                                                                  $ 94,586,225         $ 96,446,057
                                                                                       ============         ============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
      Accounts payable, trade                                                          $ 25,091,380         $ 26,956,398
      Accrued payroll, vacation and withholdings                                          2,359,157            2,397,593
      Accrued expenses and other current liabilities                                        602,800            1,343,421
      Capitalized lease obligation - current portion                                      2,478,495            2,362,457
      Current portion of long term debt                                                   7,916,664            6,388,426
                                                                                       ------------         ------------

               Total current liabilities                                                 38,448,496           39,448,295

      Long-term debt - noncurrent portion                                                19,799,414           22,027,652
      Due to affiliates                                                                  12,802,411           12,129,031
      Capitalized lease obligation - noncurrent portion                                   8,252,695            8,221,842
      Deferred rent                                                                       3,504,593            3,301,793
                                                                                       ------------         ------------

               Total liabilities                                                         82,807,609           85,128,613
                                                                                       ------------         ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
      Preferred stock, $50 Par, -share authorized 500,000; none issued                            0                    0
      Common stock, $0.02 par value - shares authorized 25,000,000; outstanding
           19,636,574 shares at March 4, 2001 and December 3, 2000                          392,732              392,732
      Additional paid-in capital                                                         14,136,674           14,136,674
      Retained earnings/ (deficit)                                                       (2,750,790)          (3,211,962)
                                                                                       ------------         ------------

               Total stockholders' equity                                                11,778,616           11,317,444
                                                                                       ------------         ------------

TOTAL                                                                                  $ 94,586,225         $ 96,446,057
                                                                                       ============         ============

See accompanying notes.

                             GRISTEDE'S FOODS, INC.
                 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
           FOR THE 13 WEEKS ENDED MARCH 4, 2001 AND FEBRUARY 27, 2000

                                                              13 weeks             13 weeks
                                                               ended                 ended
                                                              March 4,           February 27,
                                                                2001                 2000
                                                            ------------         ------------
Sales                                                       $ 59,586,146         $ 53,747,897
Cost of sales                                                 36,488,204           32,408,079
                                                            ------------         ------------

Gross profit                                                  23,097,942           21,339,818

Store operating, general and administrative expenses          18,061,742           16,260,186

Pre-store opening startup costs                                   66,000              283,333

Depreciation and amortization                                  1,683,734            1,271,300

Non-store operating expenses:

    Administrative payroll and fringes                         1,247,632            1,076,338
    General office expense                                       609,919              411,418
    Professional fees                                            146,367              110,573
    Corporate expense                                             43,992               42,315
                                                            ------------         ------------

Total non-store operating expense                              2,047,910            1,640,644
                                                            ------------         ------------

Operating income                                               1,238,556            1,884,355
                                                            ------------         ------------

Other income (expense):

    Interest expense                                            (957,007)            (886,186)
    Interest income                                                4,670               14,707
    Other income                                                 184,953                    0
                                                            ------------         ------------

Total other expense - net                                       (767,384)            (871,479)
                                                            ------------         ------------

Income before income taxes                                       471,172            1,012,876

Provision for income taxes                                        10,000                6,500
                                                            ------------         ------------

Net income                                                  $    461,172         $  1,006,376
                                                            ============         ============

Income per share, basic and diluted                         $       0.02         $       0.05
                                                            ============         ============

Weighted average number of shares and
equivalents outstanding                                       19,636,574           19,636,574
                                                            ============         ============

See accompanying notes

                             GRISTEDE'S FOODS, INC.
            UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                       FOR THE YEAR ENDED DECEMBER 3, 2000
                     AND FOR THE QUARTER ENDED MARCH 4, 2001

                                                                            Additional           Retained               Total
                                              Common stock                    Paid-In            earnings            Stockholders'
                                       Shares              Amount             Capital            (Deficit)              Equity
                                    ------------        ------------        ------------        ------------         ------------
Balance at November 28, 1999          19,636,574        $    392,732        $ 14,136,674        $ (3,021,054)        $ 11,508,352

Net loss for the year ended
   December 3, 2000                                                                                 (190,908)            (190,908)
                                    ------------        ------------        ------------        ------------         ------------

Balance at December 3, 2000           19,636,574        $    392,732        $ 14,136,674        $ (3,211,962)        $ 11,317,444

Net income for the quarter
   ended March 4, 2001                                                                               461,172              461,172
                                    ------------        ------------        ------------        ------------         ------------

Balance at March 4, 2001              19,636,574        $    392,732        $ 14,136,674        $ (2,750,790)        $ 11,778,616
                                    ============        ============        ============        ============         ============

See accompanying notes.

                             GRISTEDE'S FOODS, INC.
                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
           FOR THE QUARTERS ENDED MARCH 4, 2001 AND FEBRUARY 27, 2000

                                                                        13 weeks            13 weeks
                                                                         ended                ended
                                                                        March 4,          February 27,
                                                                          2001                2000
                                                                      -----------         -----------
Cash flows from operating activities:

   Net income                                                         $   461,172         $ 1,006,376

   Adjustments to reconcile net income to net cash provided by operating activities:

     Depreciation and amortization                                      1,683,734           1,271,300
     Change in allowance for bad debts                                     18,000
     Gain on sale of store                                               (192,177)
     Changes in operating assets and liabilities:

       Accounts receivable                                               (338,556)            600,159
       Inventory                                                          571,505          (1,159,853)
       Notes receivable                                                         0              72,524
       Due from related parties - trade                                  (304,171)                  0
       Prepaid expenses and other current assets                          455,774            (171,297)
       Other assets                                                       (97,088)              3,163
       Accounts payable, trade                                         (1,865,018)           (726,718)
       Accrued payroll, vacation and withholdings                         (38,436)            (72,807)
       Accrued expenses and other current liabilities                    (740,335)             24,714
       Deferred rents                                                     202,800             166,489
       Other credits                                                            0            (197,700)
                                                                      -----------         -----------

         Net cash provided by (used in) operating activities             (182,796)            816,350
                                                                      -----------         -----------

Cash flows from investing activities:
    Proceeds from sale of store                                           225,000                   0
   Capital expenditures - net                                          (1,519,029)         (2,580,809)
                                                                      -----------         -----------

         Net cash used in investing activities                         (1,294,029)         (2,580,809)
                                                                      -----------         -----------

Cash flows from financing activities:

    Repayments of bank loan                                              (700,000)           (300,000)
    Proceeds from bank loans                                                    0             800,000
    Repayment capitalized lease obligations                              (658,308)           (444,853)
    Advances from affiliates                                            2,872,607           1,750,000
                                                                      -----------         -----------

         Net cash provided by financing activities                      1,514,299           1,805,147
                                                                      -----------         -----------

NET INCREASE  IN CASH                                                      37,474              40,688

CASH, begining of period                                                  412,408             298,582
                                                                      -----------         -----------

CASH, end of period                                                   $   449,882         $   339,270
                                                                      ===========         ===========

Supplemental disclosures of cash flow information:

    Cash paid for interest                                            $   973,224         $   339,270
    Cash paid for taxes                                               $    63,632         $    89,050

Supplemental schedule of non cash financing activity:
    Assets acquired under capital lease obligations                   $   805,198         $ 1,165,034

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

The Company operates 42 supermarkets (the "Supermarkets") and two pharmacy stores. 37 Supermarkets and two pharmacy stores are located in Manhattan, New York, three Supermarkets are located in Westchester County, New York, one Supermarket is located in Brooklyn, New York and one Supermarket is located in Long Island, New York. Five of the Supermarkets are operated under the "Sloan's" name and 37 are operated under the "Gristede's" name. The Company leases all of its store locations.

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

The Company's Annual Report on Form 10-K for the 12 month period ended December 3, 2000 contains information which should be read in conjunction herewith.

2. RELATED PARTY TRANSACTIONS

Under a management agreement dated November 10, 1997, Namdor Inc., a subsidiary of the Company, performs consulting and managerial services for one supermarket owned by a corporation controlled by John Catsimatidis. In consideration of such services, Namdor Inc. is entitled to receive on a quarterly basis a management fee of 1.25% of all sales of merchandise made at the managed supermarket. During the quarter ended March 4, 2001, the management fee income was $11,721. For the quarter ended February 27, 2000 the management fee income was $23,976. During the 2000 period there were two additional stores included in this agreement, one of which has since closed and another which has been contributed to the Company and is now included in the Company's operations.

C&S Acquisition Corp. (formerly Red Apple Leasing, Inc.) a corporation wholly owned by John Catsimatidis, leases equipment to the Company. Such leases are primarily for store operating equipment. There were no obligations under capital leases remaining at March 4, 2001 which previously required monthly payments of $35,114 through March 1, 2001. Obligations under operating leases were $41,676 per month during the quarter ended March 4, 2001.

Advertising services are provided to the Company by an affiliated company, MCV Advertising Associates Inc., a company owned by John Catsimatidis. For the quarter ended March 4, 2001 the costs incurred were $20,448. For the quarter ended February 27, 2000 the costs incurred were

$375,102. During the quarter ended March 4, 2001, the Company began dealing directly with various media and no longer utilizes MCV Advertising Associates Inc.

The Company leases a 25,000 square foot warehouse, its office facilities and four supermarket locations from Red Apple Real Estate, Inc., a company solely owned by John Catsimatidis. For the quarter ended March 4, 2001 the Company paid to Red Apple Real Estate, Inc. $383,450 for rent under such leases. The lease terms provide for an aggregate of $1,561,000 per year in lease payments. The leases are triple net whereby the tenant pays all real estate taxes and maintenance.

Wolf, Block, Schorr and Solis-Cohen LLP, a law firm of which Martin Bring, a director of the Company, is a partner, charged fees of approximately $9,200 for rendering legal services to the Company during the quarter ended March 4, 2001.

Amounts due to affiliates are primarily to United Acquisition Corp., a corporation wholly owned by John Catsimatidis, and represent liabilities in connection with the consummation of the merger, as discussed in Item 13 to the Form 10-K for the year ended December 3, 2000, and additional advances made by the affiliates since the merger. The affiliates have agreed not to demand payment of these liabilities in the next fiscal year. Accordingly, the liability has been classified as noncurrent. As part of post-closing adjustments in connection with the Food Group Acquisition, approximately $3,600,000 in due from affiliates has been offset against the amounts due to affiliates. The net amount due to affiliates at March 4, 2001 and December 3, 2000 was $12,802,411 and $12,129,031, respectively; of these amounts $9,000,000 was subordinated to the Company's banks. The liability does not bear interest.

Due from related parties - trade, represents amounts due from affiliated companies for merchandise shipped from the Company's subsidiary City Produce Operating Corp. in the ordinary course of business and for which payments are made to such subsidiary on a continuous basis, as well as management fees receivable for administrative and managerial services performed for the affiliated companies by the Company. For the quarter ended March 4, 2001, merchandise sales to affiliates were approximately $675,000. This affiliate purchased its merchandise from a third party prior to 2000.

On February 6, 1998, the Company agreed to purchase substantially all of the assets and assumed certain of the liabilities of a supermarket located at 1644 York Avenue, New York City, that was owned by a corporation controlled by John Catsimatidis. On March 1, 2000 the Company and the affiliate determined to restructure the transaction by rescinding the purchase effective as as of February 6, 1998, and entering into an operating agreement which gives the Company full control of the supermarket and the right to operate the supermarket for the account of the Company. The operating agreement terminates on December 2, 2001, but the term shall be extended for additional one year periods unless either party shall give notice of termination not later than 90 days prior to the end of the then current term of the agreement. Under the operating agreement, the Company shall pay to the affiliate $1 per annum, plus such other consideration as may be approved by the Company's directors (excluding John Catsimatidis). Pursuant to the operating agreement the Company or any designee of the Company, also has the option until December 31, 2005 to purchase the supermarket for $2,778,000, which price is the fair market price of the supermarket established on October 11, 1999 by the Company's directors (excluding John Catsimatidis).

In May 2000, another affiliate and the Company entered into a similar operating agreement for a store owned by the affiliate. As consideration, the affiliate receives $1 per annum, plus such other consideration as may be approved by the Company's directors (excluding John Catsimatidis). The operating agreement terminates on May 10, 2001, but the term shall be extended for additional one year periods unless either party shall give notice of termination not later than 90 days prior to the end of the then current term of the agreement. Since such notice was not given, the agreement has been renewed by one year until May 10, 2002. Pursuant to the operating agreement, the Company, or any designee of the Company, also has the option until December 31, 2005 to purchase the supermarket for the fair market price of the supermarket as established by the Company's directors (excluding John Catsimatidis) using a valuation criterion similar to that issued for valuing the store at 1644 York Avenue, New York City. It is management's opinion that the fair market value of this store is approximately $3 million.

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

In connection with the restructure of the transaction relating to the supermarket located at 1644 York Avenue, approximately $872,000 is included in "Due from related parties - other" on the accompanying balance sheet.

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

3. LITIGATION

Reference is made to Item 3 (2) contained in the Company's Annual Report on Form 10-K for the year ended December 3, 2000 to the matter captioned: Ansoumana v. various defendants. On April 2, 2001, The Court certified a Rule 23(b)(3) class, with no sub-classes. To date, approximately 60 employees of The Great American Delivery Service Company have opted into the class action. Management expects the matter will be resolved in the near future. The Company will vigorously defend the fact that these workers are employees of Great American, and not employees of the Company.

                     GRISTEDE'S FOODS, INC. AND SUBSIDIARIES

PART I

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE QUARTERS ENDED MARCH 4, 2001 AND FEBRUARY 27, 2000

RESULTS OF OPERATIONS

The following table sets forth items from the Company's Consolidated Statements of Operations as a percentage on sales.

                                                    13 weeks           13 weeks
                                                      ended              ended
                                                     3/4/01             2/27/00
                                                     ------             -------

Sales                                                 100.0%             100.0%
Cost of sales                                          61.2               60.3
                                                      -----              -----

Gross profit                                           38.8               39.7
Store operating, general and
    administrative expenses                            30.3               30.3
Pre-store opening startup costs                         0.1                0.5
Depreciation and amortization                           2.8                2.4
Non-store operating expense                             3.4                3.1
                                                      -----              -----

Operating income                                        2.1                3.5
Other income (expense)                                 (1.3)              (1.6)
                                                      -----              -----

Income from operations before
   income taxes                                         0.8                1.9
Provisions for income taxes                             0.0                0.0
                                                      -----              -----

Net income                                              0.8%               1.9%
                                                      -----              -----

Sales for the quarter ended March 4, 2001 were $59,586,146 as compared to sales for the quarter ended February 27, 2000 of $53,747,897. The increase in sales during the 2001 period was primarily the result of the Company's remodeling program, which is continuing and two new stores which opened subsequent to the 2000 period.

Gross profit was $23,097,942 or 38.8% of sales for the quarter ended March 4, 2001 as compared with $21,339,818 or 39.7% of sales for the quarter ended February 27, 2000. The decrease in gross profit as a percentage of sales, during the

2001 period, was primarily due to the recovery of certain stores in the 2000 period from unusually low gross margins during the fourth quarter of fiscal 1999, which resulted in above normal margins during the 2000 period.

Store operating, general and administrative expenses was $18,061,742 or 30.3% of sales for the quarter ended March 4, 2001 as compared with $16,260,186 or 30.3% of sales for the quarter ended February 27, 2000. Store operating, general and administrative expenses as a percentage of sales were unchanged in the 2001 period as compared to the 2000 period mainly due to substantially greater electric costs in our trading area, offset by lower labor costs as a percentage of sales, lower advertising expense and equipment rentals converted to capitalized leases.

Pre-store opening startup costs were $66,000 or 0.1% of sales for the quarter ended March 4, 2001 as compared with $283,333 or 0.5% of sales for the quarter ended February 27, 2000. The decrease in pre-store opening startup costs in the quarter ended March 4, 2001 was due to the fact that fewer stores were remodeled or new stores opened as compared to the same quarter in 2000. The stores remodeled required less pre-opening advertising and store set-up labor costs.

Non-store operating expenses were $2,047,910 or 3.4% of sales for the quarter ended March 4, 2001 as compared with $1,640,644 or 3.1% of sales for the quarter ended February 27, 2000. Administrative payroll and fringes were 2.1% of sales for the quarter ended March 4, 2001 as compared with 2.0% of sales for the quarter ended February 27, 2000. The small change in the 2001 period as a percent of sales reflects the containment of costs associated with the supervisory personnel required as a result of the additional business generated by the store remodeling program. General office expenses were 1.0% of sales for the quarter ended March 4, 2001 as compared with 0.8% of sales for the quarter ended February 27, 2000. The increase during the 2001 period was primarily due to additional back office costs in relation to the increased sales. Professional fees were 0.2% of sales for both the quarter ended March 4, 2001 and for the quarter ended February 27, 2000. Corporate expenses were 0.1% of sales for both the quarter ended March 4, 2001 and for the quarter ended February 27, 2000.

Interest expense was $957,007 or 1.6% of sales for the quarter ended March 4, 2001 as compared with $886,186 or 1.6% of sales for the quarter ended February 27, 2000. The increase in the 2001 period was primarily attributable to increased borrowings under capital leases for equipment financing, partially offset by lower interest rates.

Other income was $184,953 or 0.3% of sales for the quarter ended March 4, 2001 as compared with $0 for the quarter ended February 27, 2000. This was attributable to the closure of a store and the sale of its lease in the 2001 period.

As a result of the items reviewed above the net income before provision for income taxes for the quarter ended March 4, 2001 was $471,172, as compared to $1,012,876 for the quarter ended February 27, 2000.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity:

The consolidated financial statements of the Company indicate that at March 4, 2001 current assets exceed current liabilities by $2,105,092 and stockholders' equity was $11,778,616. Management believes that cash flows generated from operations, supplemented by financing from third party leasing companies and/or additional financing from the Company's majority shareholder, will be sufficient to pay the Company's debts as they may come due, provide for its capital expenditure program and meet its other cash requirements.

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

Borrowings under the facility bear interest at a spread over either the prime rate of the bank acting as agent for the group of banks or a LIBOR rate, with the spread dependent on the ratio of the Company's funded debt to EBITDA ratio, as defined in the credit agreement. The average interest rate on amounts outstanding under the facility during the quarter ended March 4, 2001 was 9.50% per annum.

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

The Company's majority shareholder, through affiliates, has contributed in excess of $12,000,000 through March 4, 2001, in the form of assumed liabilities and unsecured non-interest bearing demand loans, with $9,000,000 subordinated to its banks.

Capital Expenditures:

The Company has not incurred any material commitments for capital expenditures, although it anticipates spending approximately $8 million to $10 million on its store remodeling and expansion program in fiscal 2001. Such amount is subject to adjustment based on the availability of funds.

Cash Flows:

Cash provided by operating activities amounted to $0.5 million in fiscal 2001 compared to $0.8 million in the prior year. The change in cash flow from operating activities was primarily due to cash provided by operating assets and liabilities and a smaller net income. Cash used for investing activities was $1.3 million in 2001 compared to $2.6 million in 2000, resulting from reduced capital expenditures. Cash provided by financing acitivities was $0.8 million in 2001 compared with $1.8 million in 2000 reflecting the bank financing drawn upon in 2000, the additional proceeds provided by an affiliate, offset by repayments of bank loans and capital leases. Presently, the bank facilities are fully utilized and the Company is negotiating an increase in the credit facilities with its banks.

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

      None.

      (b) No Current Reports on Form 8-K were filed for the quarter for which this report is being filed.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                  Gristede's Foods, Inc.


                                              By: /s/ John A. Catsimatidis
                                                  ----------------------------
                                                  John A. Catsimatidis
                                                  Chairman of the Board and
                                                  Chief Executive Officer

Dated: April 18, 2001


                                              By: /s/ Gary Pokrassa
                                                  ----------------------------
                                                  Gary Pokrassa
                                                  Chief Financial Officer

Dated: April 18, 2001