Form 10-Q
period 2001-06-03
GRISTEDES FOODS INC
filed 2001-07-27
CIK 28325

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 3, 2001

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

Yes |X| No |_|

At July 23, 2001, registrant had issued and outstanding 19,636,574 shares of common stock.

                     GRISTEDE'S FOODS, INC. AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION

  Item 1. Financial Statements

             Consolidated Balance Sheets as of
                       June 3, 2001 and December 3, 2000                 Page 3

             Consolidated Statements of Operations for
                       the quarters and six months ended
                       June 3, 2001 and May 28, 2000                     Page 4

             Consolidated Statements of Stockholders'
                       Equity for the year ended
                       December 3, 2000 and the
                       six months ended June 3, 2001                     Page 5

             Consolidated Statements of Cash Flows for
                       the quarters and six months ended
                       June 3, 2001 and May 28, 2000                     Page 6

             Notes to Consolidated Financial Statements                  Page 7

  Item 2. Management's Discussion and Analysis of Financial
          Condition and Results of Operations                            Page 12

PART II - OTHER INFORMATION                                              Page 16

Item 1
Financial Statements

                             GRISTEDE'S FOODS, INC.
                      UNAUDITED CONSOLIDATED BALANCE SHEETS

                                                                                  June 3,         December 3,
ASSETS                                                                              2001             2000
                                                                                ============     ============
CURRENT ASSETS:
   Cash                                                                         $    437,274     $    412,408
   Accounts receivable - net of allowance for doubtful accounts
      of $186,640 at June 3, 2001 and $150,000 at December 3, 2000                 5,832,903        6,864,329
   Inventory                                                                      31,245,794       30,104,955
   Due from related parties - trade                                                1,227,704          879,000
   Due from related parties - other                                                        0        3,072,000
   Prepaid expenses and other current assets                                       1,469,309        2,488,337
                                                                                ------------     ------------

            Total current assets                                                  40,212,984       43,821,029
                                                                                ------------     ------------

PROPERTY AND EQUIPMENT:
   Furniture, fixtures and equipment                                              17,221,654       16,838,262
   Capitalized equipment leases                                                   19,736,493       18,714,519
   Leaseholds and leasehold improvements                                          50,177,503       47,963,768
                                                                                ------------     ------------

                                                                                  87,135,650       83,516,549
   Less accumulated depreciation and amortization                                 37,876,536       35,228,221
                                                                                ------------     ------------

            Net property and equipment                                            49,259,114       48,288,328

   Deposits and other assets                                                         979,534          951,596
   Other assets                                                                    3,577,736        3,385,104
                                                                                ------------     ------------

TOTAL                                                                           $ 94,029,368     $ 96,446,057
                                                                                ============     ============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable, trade                                                      $ 25,426,833     $ 26,956,398
   Accrued payroll, vacation and withholdings                                      1,621,825        2,397,593
   Accrued expenses and other current liabilities                                    513,552        1,343,421
   Capitalized lease obligation - current portion                                  2,644,637        2,362,457
   Current portion of long term debt                                               9,645,235        6,388,426
                                                                                ------------     ------------

            Total current liabilities                                             39,852,082       39,448,295

   Long-term debt - noncurrent portion                                            17,570,843       22,027,652
   Due to affiliates                                                              12,802,411       12,129,031
   Capitalized lease obligation - noncurrent portion                               8,129,184        8,221,842
   Rent leveling liability                                                         3,565,809        3,301,793
                                                                                ------------     ------------

            Total liabilities                                                     81,920,329       85,128,613
                                                                                ------------     ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
   Preferred stock, $50 Par, -share authorized 500,000; none issued                        0                0
   Common stock, $0.02 par value - shares authorized 25,000,000; outstanding
      19,636,574 shares at June 3, 2001 and December 3, 2000                         392,732          392,732
   Additional paid-in capital                                                     14,136,674       14,136,674
   Retained earnings/ (deficit)                                                   (2,420,367)      (3,211,962)
                                                                                ------------     ------------

            Total stockholders' equity                                            12,109,039       11,317,444
                                                                                ------------     ------------

TOTAL                                                                           $ 94,029,368     $ 96,446,057
                                                                                ============     ============

See accompanying notes.

                             GRISTEDE'S FOODS, INC.
                 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
        FOR THE 26 WEEKS AND 13 WEEKS ENDED JUNE 3, 2001 AND MAY 28, 2000

                                                           26 weeks         13 weeks          26 weeks         13 weeks
                                                            ended            ended             ended            ended
                                                           June 3,          June 3,           May 28,          May 28,
                                                             2001             2001              2000             2000
                                                        =============     ============     =============     ============
Sales                                                   $ 116,834,076     $ 56,949,260     $ 106,017,817     $ 52,269,920
Cost of sales                                              71,005,520       34,218,645        63,881,642       31,473,563
                                                        -------------     ------------     -------------     ------------

Gross profit                                               45,828,556       22,730,615        42,136,175       20,796,357

Store operating, general and administrative expenses       35,744,501       17,606,797        32,516,371       16,256,185

Pre-store opening startup costs                               132,000           66,000           422,223          138,890

Depreciation and amortization                               3,323,468        1,639,735         2,675,756        1,404,456

Non-store operating expenses:

    Administrative payroll and fringes                      2,509,429        1,261,798         2,185,950        1,109,612
    General office expense                                  1,182,955          648,998           770,770          359,352
    Professional fees                                         354,227          207,860           284,134          173,561
    Corporate expense                                          89,033           45,041            87,514           45,199
                                                        -------------     ------------     -------------     ------------

Total non-store operating expense                           4,135,644        2,163,697         3,328,368        1,687,724
                                                        -------------     ------------     -------------     ------------

Operating income                                            2,492,943        1,254,386         3,193,457        1,309,102
                                                        -------------     ------------     -------------     ------------

Other income (expense):

    Interest expense                                       (1,869,793)        (912,786)       (1,803,302)        (917,116)
    Interest income                                             7,305            2,635            25,275           10,568
    Other income                                              181,140           (3,813)                0                0
                                                        -------------     ------------     -------------     ------------

Total other expense - net                                  (1,681,348)        (913,964)       (1,778,027)        (906,548)
                                                        -------------     ------------     -------------     ------------

Income before income taxes                                    811,595          340,422         1,415,430          402,554

Provision for income taxes                                     20,000           10,000            13,050            6,550
                                                        -------------     ------------     -------------     ------------

Net income                                              $     791,595     $    330,422     $   1,402,380     $    396,004
                                                        =============     ============     =============     ============

Income per share, basic and diluted                     $        0.04     $       0.02     $        0.07     $       0.02
                                                        =============     ============     =============     ============

Weighted average number of shares and
equivalents outstanding                                    19,636,574       19,636,574        19,636,574       19,636,574
                                                        =============     ============     =============     ============

See accompanying notes

                             GRISTEDE'S FOODS, INC.
            UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                       FOR THE YEAR ENDED DECEMBER 3, 2000
                    AND FOR THE SIX MONTHS ENDED JUNE 3, 2001

                                                               Additional      Retained         Total
                                        Common stock            Paid-In        earnings     Stockholders'
                                    Shares         Amount       Capital       (Deficit)         Equity
                                  ==========     =========    ===========    ===========    =============
Balance at November 28, 1999      19,636,574     $ 392,732    $14,136,674    $(3,021,054)    $11,508,352

Net loss for the year ended
   December 3, 2000                                                             (190,908)       (190,908)
                                  ----------     ---------    -----------    -----------     -----------

Balance at December 3, 2000       19,636,574     $ 392,732    $14,136,674    $(3,211,962)    $11,317,444

Net income for the six months
   ended June 3, 2001                                                            791,595         791,595
                                  ----------     ---------    -----------    -----------     -----------

Balance at June 3, 2001           19,636,574     $ 392,732    $14,136,674    $(2,420,367)    $12,109,039
                                  ==========     =========    ===========    ===========     ===========

See accompanying notes.

                             GRISTEDE'S FOODS, INC.
                UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE SIX MONTHS ENDED JUNE 3, 2001 AND MAY 28, 2000

                                                                             26 weeks        26 weeks
                                                                               ended           ended
                                                                              June 3,         May 28,
                                                                                2001            2000
                                                                            ===========     ===========
Cash flows from operating activities:

   Net income                                                               $   791,595     $ 1,402,380

   Adjustments to reconcile net income to net cash provided by operating activities:

     Depreciation and amortization                                            3,323,468       2,675,756
     Change in allowance for bad debts                                           36,640
     Gain on sale of store                                                     (192,177)
     Changes in operating assets and liabilities:

       Accounts receivable                                                      994,786         (68,237)
       Inventory                                                             (1,140,839)     (2,688,768)
       Notes receivable                                                               0         562,826
       Due from related parties - trade                                        (348,704)              0
       Prepaid expenses and other current assets                              1,019,027         529,635
       Other assets                                                            (620,882)       (206,868)
       Accounts payable, trade                                               (1,529,565)        101,225
       Accrued payroll, vacation and withholdings                              (775,768)       (485,113)
       Accrued expenses and other current liabilities                          (829,583)        185,251
       Accrued rent leveling                                                    264,016         325,897
       Other credits                                                                  0        (358,043)
                                                                            -----------     -----------

         Net cash provided by operating activities                              992,014       1,975,941
                                                                            -----------     -----------

Cash flows from investing activities:
   Proceeds from sale of store                                                  225,000               0
   Capital expenditures                                                      (2,463,463)     (4,247,020)
                                                                            -----------     -----------

         Net cash used in investing activities                               (2,238,463)     (4,247,020)
                                                                            -----------     -----------

Cash flows from financing activities:

    Repayments of bank loan                                                  (1,200,000)       (600,000)
    Proceeds from bank loans                                                          0         800,000
    Repayment capitalized lease obligations                                  (1,274,066)       (908,167)
    Advances from affiliates                                                  3,745,381       2,929,837
                                                                            -----------     -----------

         Net cash provided by financing activities                            1,271,315       2,221,670
                                                                            -----------     -----------

NET INCREASE (DECREASE) IN CASH                                                  24,866         (49,409)

CASH, begining of period                                                        412,408         298,582
                                                                            -----------     -----------

CASH, end of period                                                         $   437,274     $   249,173
                                                                            ===========     ===========

Supplemental disclosures of cash flow information:

    Cash paid for interest                                                  $ 2,120,919     $ 1,447,821
    Cash paid for taxes                                                     $    57,312     $    89,050

Supplemental schedule of non cash financing activity:
    Assets acquired under capitalized lease obligations                     $ 1,463,588     $ 1,841,636

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

The Company operates 42 supermarkets (the "Supermarkets") and two pharmacy stores. 37 Supermarkets and two pharmacy stores are located in Manhattan, New York, three Supermarkets are located in Westchester County, New York, one Supermarket is located in Brooklyn, New York and one Supermarket is located in Long Island, New York. Three of the Supermarkets are operated under the "Sloan's" name and 39 are operated under the "Gristede's" name. The Company leases all of its store locations.

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

2. RELATED PARTY TRANSACTIONS

Under a management agreement dated November 10, 1997, Namdor Inc., a subsidiary of the Company, performs consulting and managerial services for one supermarket owned by a corporation controlled by John Catsimatidis. In consideration of such services, Namdor Inc. is entitled to receive on a quarterly basis a management fee of 1.25% of all sales of merchandise made at the managed supermarket. During the six months and the quarter ended June 3, 2001, respectively, the management fee income was $23,705 and $11,721. For the six months and the quarter ended May 28, 2000, respectively, the management fee income was $43,267 and $19,291. During the 2000 period there were two additional stores included in this agreement, one of which has since closed and another which has been contributed to the Company and is now included in the Company's operations.

C&S Acquisition Corp. (formerly Red Apple Leasing, Inc.) a corporation wholly owned by John Catsimatidis, leases equipment to the Company. Such leases are primarily for store operating equipment. There were no obligations under capital leases remaining at June 3, 2001, which previously required monthly payments of $35,114 through March 1, 2001. Obligations under operating leases were $41,676 per month during the six months ended June 3, 2001.

Advertising services are provided to the Company by an affiliated company, MCV Advertising Associates Inc., a company owned by John Catsimatidis. For the six months and the quarter ended June 3, 2001, respectively, the costs were $20,448. For the six months and the quarter ended May

28, 2000, respectively, the costs incurred were $763,967 and $388,865. During the quarter ended March 4, 2001, the Company began dealing directly with various media and no longer utilizes MCV Advertising Associates Inc.

The Company leases a 25,000 square foot warehouse, its office facilities, four supermarket locations and a pharmacy contained within a supermarket from Red Apple Real Estate, Inc., a company solely owned by John Catsimatidis. For the six months and the quarter ended June 3, 2001 the Company paid to Red Apple Real Estate, Inc. $774,122 and $390,672 for rent under such leases. For the six months and the quarter ended May 28, 2000, respectively, the rent was $579,858 and $272,000 for three locations. The lease terms provide for an aggregate of $1,562,000 per year in lease payments. The leases are triple net whereby the tenant pays all real estate taxes and maintenance.

Wolf, Block, Schorr and Solis-Cohen LLP, a law firm of which Martin Bring, a director of the Company, is a partner, charged fees of approximately $27,300 and $18,100, respectively, for rendering legal services to the Company during the six months and the quarter ended June 3, 2001. For the six months and the quarter ended May 28, 2000, respectively, the fees were $145,419 and $92,561.

Amounts due to affiliates are primarily to United Acquisition Corp., a corporation wholly owned by John Catsimatidis, and represent liabilities in connection with the consummation of the merger, as discussed in Item 13 to the Form 10-K for the year ended December 3, 2000, and additional advances made by the affiliates since the merger. The affiliates have agreed not to demand payment of these liabilities in the next fiscal year. Accordingly, the liability has been classified as noncurrent. As part of post-closing adjustments in connection with the Food Group Acquisition, approximately $3,600,000 in due from affiliates has been offset against the amounts due to affiliates. The net amount due to affiliates at June 3, 2001 and December 3, 2000 was $12,802,411 and $12,129,031, respectively; of these amounts $9,000,000 was subordinated to the Company's banks. The liability does not bear interest.

Due from related parties - trade, represents amounts due from affiliated companies for merchandise shipped from the Company's subsidiary City Produce Operating Corp. in the ordinary course of business and for which payments are made to such subsidiary on a continuous basis, as well as management fees receivable for administrative and managerial services performed for the affiliated companies by the Company. For the six months and the quarter ended June 3, 2001, merchandise sales to affiliates were approximately $1,081,000 and $406,000, respectively. This affiliate purchased its merchandise from a third party prior to 2000.

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

In May 2000, another affiliate and the Company entered into a similar operating agreement for a store owned by the affiliate. As consideration, the affiliate receives $1 per annum, plus such other consideration as may be approved by the Company's directors (excluding John Catsimatidis). The operating agreement terminates on May 10, 2002, but the term shall be extended for additional one year periods unless either party shall give notice of termination not later than 90 days prior to the end of the then current term of the agreement. Pursuant to the operating agreement, the Company, or any designee of the Company, also has the option until December 31, 2005 to purchase the supermarket for the fair market price of the supermarket as established by the Company's directors (excluding John Catsimatidis) using a valuation criterion similar to that issued for valuing the store at 1644 York Avenue, New York City. It is management's opinion that the fair market value of this store is approximately $3 million.

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

3. LITIGATION

Reference is made to Item 3 (2) contained in the Company's Annual Report on Form 10-K for the year ended December 3, 2000 to the matter captioned: Ansoumana v. various defendants. On April 2, 2001, The Court certified a Rule 23(b)(3) class, with no sub-classes. This certification is on appeal before the Second Circuit Court of Appeals. To date, approximately 60 employees of The Great American Delivery Service Company have opted into the class action. Management expects the matter will be resolved in the near future. The Company will vigorously defend the fact that these workers are employees of Great American, and not employees of the Company.

                     GRISTEDE'S FOODS, INC. AND SUBSIDIARIES

PART I

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE SIX MONTHS AND THE QUARTERS ENDED JUNE 3, 2001 AND MAY 28, 2000

RESULTS OF OPERATIONS

The following table sets forth items from the Company's Consolidated Statements of Operations as a percentage on sales.

                                       26 weeks   13 weeks   26 weeks   13 weeks
                                         ended      ended      ended      ended
                                        6/3/01     6/3/01     5/28/00    5/28/00
                                        ------     ------     -------    -------

Sales                                    100.0      100.0      100.0      100.0
Cost of sales                             60.8       60.1       60.3       60.2
                                         -----      -----      -----      -----
Gross profit                              39.2       39.9       39.7       39.8
Store operating, general and
   administrative expenses                30.6       30.9       30.7       31.1
Pre-store opening startup costs            0.1        0.1        0.4        0.3
Depreciation and amortization              2.9        2.9        2.5        2.7
Non-store operating expense                3.5        3.8        3.1        3.2
                                         -----      -----      -----      -----
Operating income                           2.1        2.2        3.0        2.5
Other income (expense)                    -1.4       -1.6       -1.7       -1.7
                                         -----      -----      -----      -----
Income from operations before
   income taxes                            0.7        0.6        1.3        0.8
Provisions for income taxes                0.0        0.0        0.0        0.0
                                         -----      -----      -----      -----
Net income                                 0.7        0.6        1.3        0.8
                                         -----      -----      -----      -----

Sales for the six months and for the quarter ended June 3, 2001 were $116,834,076 and $56,949,260, respectively, as compared to sales for the six months and for the quarter ended May 28, 2000 of $106,017,817 and $52,269,920, respectively. The increase in sales during the 2001 periods was primarily the result of the Company's remodeling program, which is continuing and two new stores which opened subsequent to the 2000 period.

Gross profit for the six months and for the quarter ended June 3, 2001 were $45,828,556 and $22,730,615, respectively, or 39.2% and 39.9% of sales, respectively, as compared with $42,136,175 and $20,796,357, respectively, or 39.7% and

39.8% of sales for the six months and for the quarter ended May 28, 2000. The decrease in gross profit as a percentage of sales, during the 2001 six-month period, was primarily due to the recovery of certain stores in the 2000 period from unusually low gross margins during the fourth quarter of fiscal 1999, which resulted in above normal margins during the 2000 first quarter.

Store operating, general and administrative expenses for the six months and for the quarter ended June 3, 2001 were $35,744,501 and $17,606,797, respectively, or 30.6% and 30.9% of sales, respectively, as compared with $32,516,371 and $16,256,185, respectively, or 30.7% and 31.1% of sales for the six months and for the quarter ended May 28, 2000. Store operating, general and administrative expenses as a percentage of sales were marginally lower in the 2001 period as compared to the 2000 period mainly due to lower labor costs as a percentage of sales, lower advertising expense and equipment rentals converted to capitalized leases, offset by substantially greater electric costs in our trading area.

Pre-store opening startup costs for the six months and for the quarter ended June 3, 2001 were $132,000 and $66,000, respectively, or 0.1% and 0.1% of sales, as compared with $422,223 and $138,890 or 0.4% and 0.3% of sales for the six months and for the quarter ended May 28, 2000. The decrease in pre-store opening startup costs in the 2001 periods was due to the fact that fewer stores were remodeled or new stores opened as compared to the same period in 2000. The stores remodeled required less pre-opening advertising and store set-up labor costs.

Non-store operating expenses for the six months and for the quarter ended June 3, 2001 were $4,135,644 and $2,163,697 respectively, or 3.5% and 3.8% of sales, as compared with $3,328,368 and $1,687,724 or 3.1% and 3.2% of sales for the six months and for the quarter ended May 28, 2000. Administrative payroll and fringes were 2.1% and 2.2% of sales for the six months and for the quarter ended June 3, 2001 as compared with 2.1% of sales for the six months and for the quarter ended May 28, 2000. General office expenses were 1.0% and 1.1% of sales for the six months and for the quarter ended June 3, 2001 as compared with 0.7% of sales for the six months and for the quarter ended May 28, 2000. The increase during the 2001 period was primarily due to additional back office costs in relation to the increased sales. Professional fees were 0.3% and 0.4% of sales for the six months and for the quarter ended June 3, 2001 as compared with 0.3% of sales for the six months and for the quarter ended May 28, 2000. Corporate expenses were 0.1% of sales for the six months and for the quarter ended June 3, 2001 and for the six months and for the quarter ended May 28, 2000.

Interest expense was $1,869,793 and $912,786 or 1.6% of sales for the six months and for the quarter ended June 3, 2001 as compared with $1,803,302 and $917,116 or 1.7% and 1.8% of sales for the six months and for the quarter ended May 28, 2000. The increase in the 2001 six month period was primarily attributable to increased borrowings under capital leases for equipment financing, partially offset by lower interest rates.

Other income was $181,140 and ($3,813) or 0.2% and 0.0% of sales for the six months and for the quarter ended June 3, 2001 as compared with $0 for the six months and for the quarter ended June 3, 2001. This was attributable to the closure of a store and the sale of its lease in the 2001 period.

As a result of the items reviewed above the net income before provision for income taxes for the six months and for the quarter ended June 3, 2001 was $811,595 and $340,422, as compared to $1,415,430 and $402,554 for the six months and for the quarter ended May 28, 2000.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity:

The consolidated financial statements of the Company indicate that at June 3, 2001 current assets exceed current liabilities by $360,902 and stockholders' equity was $12,109,039. Management believes that cash flows generated from operations, supplemented by financing from third party leasing companies and/or additional financing from the Company's majority shareholder, will be sufficient to pay the Company's debts as they may come due, provide for its capital expenditure program and meet its other cash requirements.

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

Borrowings under the facility bear interest at a spread over either the prime rate of the bank acting as agent for the group of banks or a LIBOR rate, with the spread dependent on the ratio of the Company's funded debt to EBITDA ratio, as defined in the credit agreement. The average interest rate on amounts outstanding under the facility during the six months and the quarter ended June 3, 2001 was 8.87% and 8.22% per annum, respectively.

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

The Company's majority shareholder, through affiliates, has contributed in excess of $12,800,000 through June 3, 2001, in the form of assumed liabilities and unsecured non-interest bearing demand loans, with $9,000,000 subordinated to its banks.

Capital Expenditures:

The Company has not incurred any material commitments for capital expenditures, although it anticipates spending approximately $8 million to $10 million on its store remodeling and expansion program in fiscal 2001. Such amount is subject to adjustment based on the availability of funds.

Cash Flows:

Cash provided by operating activities amounted to $1.0 million in fiscal 2001 compared to $2.0 million in the prior year. The change in cash flow from operating activities was primarily due to cash provided by operating assets and liabilities and a smaller net income. Cash used for investing activities was $2.2 million in 2001 compared to $4.2 million in 2000, resulting from reduced capital expenditures. Cash provided by financing acitivities was $1.3 million in 2001 compared with $2.2 million in 2000 reflecting the bank financing drawn upon in 2000, the additional proceeds provided by an affiliate, offset by repayments of bank loans and capital leases. Presently, the bank facilities are fully utilized and the Company is negotiating an increase in the credit facilities with its banks.

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

                                            Gristede's Foods, Inc.


                                        By: /s/ John A. Catsimatidis
                                            ------------------------------------
                                            John A. Catsimatidis
                                            Chairman of the Board and
                                            Chief Executive Officer

Dated: July 27, 2001


                                        By: /s/ Gary Pokrassa
                                            ------------------------------------
                                            Gary Pokrassa
                                            Chief Financial Officer

Dated: July 27, 2001