Form 10-Q
period 2001-09-02
GRISTEDES FOODS INC
filed 2001-10-17
CIK 28325

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 2, 2001

|_| TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ________________

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

Yes |X| No |_|

At October 16, 2001, registrant had issued and outstanding 19,636,574 shares of common stock.

                     GRISTEDE'S FOODS, INC. AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION

 Item 1. Financial Statements

            Consolidated Balance Sheets as of
                September 2, 2001 and December 3, 2000                   Page 3

            Consolidated Statements of Operations for
                the quarters and nine months ended
                September 2, 2001 and August 27, 2000                    Page 4

            Consolidated Statements of Stockholders'
                Equity for the year ended
                December 3, 2000 and the
                nine months ended September 2, 2001                      Page 5

            Consolidated Statements of Cash Flows for
                the quarters and nine months ended
                September 2, 2001 and August 27, 2000                    Page 6

            Notes to Consolidated Financial Statements                   Page 7

 Item 2. Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                       Page 11

PART II - OTHER INFORMATION                                              Page 15

Item 1
Financial Statements

                             GRISTEDE'S FOODS, INC.
                      UNAUDITED CONSOLIDATED BALANCE SHEETS

                                                                                 September 2,    December 3,
ASSETS                                                                              2001             2000
                                                                                ------------    ------------
CURRENT ASSETS:
    Cash                                                                        $    354,229    $    412,408
    Accounts receivable - net of allowance for doubtful accounts
       of $204,162 at September 2, 2001 and $150,000 at December 3, 2000           6,316,483       6,864,329
    Inventory                                                                     32,085,048      30,104,955
    Due from related parties - trade                                                       0         879,000
    Due from related parties - other                                                       0       3,072,000
    Prepaid expenses and other current assets                                      1,713,547       2,488,337
                                                                                ------------    ------------

             Total current assets                                                 40,469,307      43,821,029
                                                                                ------------    ------------

PROPERTY EQUIPMENT:
    Furniture, fixtures and equipment                                             17,328,067      16,838,262
    Capitalized equipment leases                                                  20,868,004      18,714,519
    Leaseholds and leasehold improvements                                         51,353,857      47,963,768
                                                                                ------------    ------------
                                                                                  89,549,928      83,516,549
    Less accumulated depreciation and amortization                                39,400,644      35,228,221
                                                                                ------------    ------------

             Net property and equipment                                           50,149,284      48,288,328

    Deposits and other assets                                                      1,071,903         951,596
    Other assets                                                                   3,453,500       3,385,104
                                                                                ------------    ------------

TOTAL                                                                           $ 95,143,994    $ 96,446,057
                                                                                ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
    Accounts payable, trade                                                     $ 26,108,179    $ 26,956,398
    Accrued payroll, vacation and withholdings                                     1,674,729       2,397,593
    Accrued expenses and other current liabilities                                   524,851       1,343,421
    Capitalized lease obligation - current portion                                 2,891,538       2,362,457
    Current portion of long term debt                                              2,000,000       6,388,426
    Due to affiliates - current portion                                            1,457,604               0
                                                                                ------------    ------------

             Total current liabilities                                            34,656,901      39,448,295

    Long-term debt - noncurrent portion                                           23,963,697      22,027,652
    Due to affiliates                                                             12,803,046      12,129,031
    Capitalized lease obligation - noncurrent portion                              8,336,934       8,221,842
    Rent leveling liability                                                        3,747,272       3,301,793
                                                                                ------------    ------------

             Total liabilities                                                    83,507,850      85,128,613
                                                                                ------------    ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
    Preferred stock, $50 Par, -share authorized 500,000; none issued                       0               0
    Common stock, $0.02 par value - shares authorized 25,000,000; outstanding
         19,636,574 shares at September 2, 2001 and December 3, 2000                 392,732         392,732
    Additional paid-in capital                                                    14,136,674      14,136,674
    Retained earnings/ (deficit)                                                  (2,893,262)     (3,211,962)
                                                                                ------------    ------------

             Total stockholders' equity                                           11,636,144      11,317,444
                                                                                ------------    ------------

TOTAL                                                                           $ 95,143,994    $ 96,446,057
                                                                                ============    ============

See accompanying notes.

                             GRISTEDE'S FOODS, INC.
                 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
    FOR THE 39 WEEKS AND 13 WEEKS ENDED SEPTEMBER 2, 2001 AND AUGUST 27, 2000

                                                            39 weeks         13 weeks           39 weeks            13 weeks
                                                             ended             ended              ended              ended
                                                          September 2,      September 2,        August 27,         August 27,
                                                              2001              2001               2000               2000
                                                         -------------      ------------      -------------      ------------
Sales                                                    $ 170,403,587      $ 53,569,511      $ 157,351,974      $ 51,334,157
Cost of sales                                              103,035,801        32,030,281         95,423,649        31,542,007
                                                         -------------      ------------      -------------      ------------

Gross profit                                                67,367,786        21,539,230         61,928,325        19,792,150

Store operating, general and administrative expenses        53,014,750        17,270,249         49,061,828        16,545,457

Pre-store opening startup costs                                165,000            33,000            452,981            30,758

Depreciation and amortization                                5,085,861         1,762,393          4,176,651         1,500,895

Non-store operating expenses:

    Administrative payroll and fringes                       3,916,850         1,407,421          3,263,384         1,077,434
    General office expense                                   1,789,646           606,691          1,322,205           551,435
    Professional fees                                          474,044           119,817            373,275            89,141
    Corporate expense                                          110,303            21,270            148,815            61,301
                                                         -------------      ------------      -------------      ------------

Total non-store operating expenses                           6,290,843         2,155,199          5,107,679         1,779,311
                                                         -------------      ------------      -------------      ------------

Operating income (loss)                                      2,811,332           318,389          3,129,186           (64,271)
                                                         -------------      ------------      -------------      ------------

Other income (expense):

    Interest expense                                        (2,656,687)         (786,894)        (2,669,186)         (865,884)
    Interest income                                              8,566             1,261             25,868               593
    Other income (expense)                                     177,329            (3,811)                 0                 0
                                                         -------------      ------------      -------------      ------------

Total other expense - net                                   (2,470,792)         (789,444)        (2,643,318)         (865,291)
                                                         -------------      ------------      -------------      ------------

Income (loss) before income taxes                              340,540          (471,055)           485,868          (929,562)

Provision for income taxes                                      21,840             1,840             26,050            13,000
                                                         -------------      ------------      -------------      ------------

Net income (loss)                                        $     318,700      $   (472,895)     $     459,818      $   (942,562)
                                                         =============      ============      =============      ============

Income (loss) per share, basic and diluted               $        0.02            ($0.02)     $        0.02            ($0.05)
                                                         =============      ============      =============      ============

Weighted average number of shares and
equivalents outstanding                                     19,636,574        19,636,574         19,636,574        19,636,574
                                                         =============      ============      =============      ============

See accompanying notes

                             GRISTEDE'S FOODS, INC.
            UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                       FOR THE YEAR ENDED DECEMBER 3, 2000
                 AND FOR THE NINE MONTHS ENDED SEPTEMBER 2, 2001

                                                                              Additional        Retained           Total
                                                       Common stock            Paid-In         earnings       Stockholders'
                                                  Shares          Amount       Capital         (Deficit)         Equity
                                                ----------      ---------     ----------     -----------      -----------
Balance at November 28, 1999                    19,636,574      $ 392,732     14,136,674     $(3,021,054)     $11,508,352

Net loss for the year ended
   December 3, 2000                                                                             (190,908)        (190,908)
                                                ----------      ---------     ----------     -----------      -----------

Balance at December 3, 2000                     19,636,574      $ 392,732     14,136,674     $(3,211,962)     $11,317,444

Net income for the nine months
   ended September 2, 2001                                                                       318,700          318,700
                                                ----------      ---------     ----------     -----------      -----------

Balance at September 2, 2001                    19,636,574      $ 392,732     14,136,674     $(2,893,262)     $11,636,144
                                                ==========      =========     ==========     ===========      ===========

See accompanying notes.

                             GRISTEDE'S FOODS, INC.
                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
         FOR THE NINE MONTHS ENDED SEPTEMBER 2, 2001 AND AUGUST 27, 2000

                                                              39 weeks         39 weeks
                                                               ended            ended
                                                            September 2,      August 27,
                                                                2001            2000
                                                            ------------     -----------
Cash flows from operating activities:

   Net income                                               $   318,700      $   459,818

   Adjustments to reconcile net income to net cash provided by operating activities:

     Depreciation and amortization                            5,085,861        4,176,651
     Change in allowance for bad debts                           54,162                0
     Gain on sale of store                                     (192,177)               0
     Changes in operating assets and liabilities:

       Accounts receivable                                      493,684         (841,947)
       Inventory                                             (1,980,093)      (3,040,205)
       Notes receivable                                               0          562,826
       Due from related parties - trade                         879,000                0
       Prepaid expenses and other current assets                774,790         (876,069)
       Other assets                                            (827,300)        (300,376)
       Accounts payable, trade                                 (848,219)       1,940,659
       Accrued payroll, vacation and withholdings              (722,864)        (439,615)
       Accrued expenses and other current liabilities          (818,285)          83,553
       Accrued rent leveling                                    445,479          478,811
       Other credits                                                  0         (566,500)
                                                            -----------      -----------

         Net cash provided by operating activities            2,662,738        1,637,606
                                                            -----------      -----------

Cash flows from investing activities:
   Proceeds from sale of store                                  225,000                0
   Capital expenditures                                      (3,746,230)      (6,100,617)
                                                            -----------      -----------

         Net cash used in investing activities               (3,521,230)      (6,100,617)
                                                            -----------      -----------

Cash flows from financing activities:

    Repayments of bank loan                                  (2,452,381)        (900,000)
    Proceeds from bank loans                                          0          800,000
    Repayments of capitalized lease obligations              (1,950,925)      (1,446,031)
    Advances from affiliates                                  5,203,619        5,909,941
                                                            -----------      -----------

         Net cash provided by financing activities              800,313        4,363,910
                                                            -----------      -----------

NET  DECREASE IN CASH                                           (58,179)         (99,101)

CASH, begining of period                                        412,408          298,582
                                                            -----------      -----------

CASH, end of period                                         $   354,229      $   199,481
                                                            ===========      ===========

Supplemental disclosures of cash flow information:

    Cash paid for interest                                  $ 2,871,482      $ 2,280,972
    Cash paid for taxes                                     $   107,142      $    93,850

Supplemental schedule of non cash financing activity:
    Assets acquired under capitalized lease obligations     $ 2,595,099      $ 3,033,704

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

Property and Equipment and Depreciation - Property and equipment is stated at cost. Depreciation of furniture, fixtures and equipment is computed by the straight-line method over the estimated useful lives of the assets.

Leases and Amortization - The Company charges the cost of noncancelable operating lease payments and beneficial leaseholds to operations on a straight-line basis over the lives of the leases.

Provision for income taxes - Income taxes reflect Federal and State alternative minimum tax only, as all regular income taxes have been offset by utilization of the Company's net operating loss carry forward.

Income (Loss) per share - Per share data are based on the weighted average number of shares of common stock and equivalents outstanding during each quarter. Income per share is computed by the treasury stock method; basic and diluted income per share are the same.

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

2. RELATED PARTY TRANSACTIONS

Under a management agreement dated November 10, 1997, Namdor Inc., a subsidiary of the Company, performs consulting and managerial services for one supermarket owned by a corporation controlled by John Catsimatidis. In consideration of such services, Namdor Inc. is entitled to receive on a quarterly basis a management fee of 1.25% of all sales of merchandise made at the managed supermarket. During the nine months and the quarter ended September 2, 2001, respectively, the management fee income was $37,122 and $13,417. For the nine months and the quarter ended August 27, 2000, respectively, the management fee income was $55,336 and $12,069. During the first two quarters of the 2000 period there were two additional stores included in this agreement, one of which has since closed and another which has been contributed to the Company and is now included in the Company's operations.

C&S Acquisition Corp. (formerly Red Apple Leasing, Inc.) a corporation wholly owned by John Catsimatidis, leases equipment to the Company. Such leases are primarily for store operating equipment. There were no obligations under capital leases remaining at September 2, 2001, which previously required monthly payments of $35,114 through March 1, 2001. Obligations under operating leases were $41,676 per month during the nine months ended September 2, 2001.

Advertising services had been provided to the Company by an affiliated company, MCV Advertising Associates Inc., a company owned by John Catsimatidis. For the nine months and the quarter ended September 2, 2001, respectively, the cost was $20,448 and $0, respectively. For the nine months and the quarter ended August 27, 2000, respectively, the costs incurred were $1,053,899 and $289,932. During the quarter ended March 4, 2001, the Company began dealing directly with various media and no longer utilizes MCV Advertising Associates Inc.

The Company leases a 25,000 square foot warehouse, its office facilities, four supermarket locations and a pharmacy contained within a supermarket from Red Apple Real Estate, Inc., a company solely owned by John Catsimatidis. For the nine months and the quarter ended September 2, 2001, the

Company paid to Red Apple Real Estate, Inc. $1,151,072 and $376,950 for rent under such leases. For the nine months and the quarter ended August 27, 2000, respectively, the rent was $827,075 and $247,217 for three locations. The lease terms provide for an aggregate of $1,562,000 per year in lease payments. The leases are "triple net" whereby the tenant pays all real estate taxes, insurance and maintenance.

Wolf, Block, Schorr and Solis-Cohen LLP, a law firm of which Martin Bring, a director of the Company, is a partner, charged fees of approximately $29,800 and $2,400, respectively, for rendering legal services to the Company during the nine months and the quarter ended September 2, 2001. For the nine months and the quarter ended August 27, 2000, respectively, the fees were $205,663 and $60,244.

Amounts due to affiliates are primarily to United Acquisition Corp., a corporation wholly owned by John Catsimatidis, and represent liabilities in connection with the consummation of the merger, as discussed in Item 13 to the Form 10-K for the year ended December 3, 2000, and additional advances made by the affiliates since the merger. The affiliates have agreed not to demand payment of these liabilities in the next fiscal year. Accordingly, the liability has been classified as noncurrent. As part of post-closing adjustments in connection with the Food Group Acquisition, approximately $4,028,000 in due from affiliates has been offset against the amounts due to affiliates. The net amount due to affiliates at September 2, 2001 and December 3, 2000 was $14,260,650 (including current portion) and $12,129,031, respectively; of these amounts $9,000,000 was subordinated to the Company's banks; the Company has agreed to increase the amount subordinated to the banks at September 2, 2001 to $12,800,000. The liability does not bear interest.

Due from related parties - trade, represents amounts due from affiliated companies for merchandise shipped from the Company's subsidiary City Produce Operating Corp. in the ordinary course of business and for which payments are made to such subsidiary on a continuous basis, as well as management fees receivable for administrative and managerial services performed for the affiliated companies by the Company. For the nine months and the quarter ended September 2, 2001, merchandise sales to affiliates were approximately $1,507,000 and $426,000, respectively. This affiliate purchased its merchandise from a third party prior to 2000.

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

4. IMPACT OF THE TERRORIST ATTACKS OF SEPTEMBER 11, 2001

The Company has two stores in the World Trade Center area of Manhattan, which were forced to close as a result of the terrorist attacks of September 11, 2001. One store reopened for business on October 1, 2001, the other is being rehabilitated. The Company has suffered property damage losses, including inventory, fixtures and facilities and loss of revenue. While it is too early to determine all damages and losses, management believes the above losses are substantially covered by its insurance, including business interruption.

5. AMENDED BANK FACILITY

The current portion of long term debt on the unaudited consolidated balance sheet at September 2, 2001 reflects the new amortization requirement of the approved bank facility, to be effective as of September 1, 2001, for which the Company has received commitments from a group of its existing banks and is due to close within 30 days.

                     GRISTEDE'S FOODS, INC. AND SUBSIDIARIES

PART I

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE NINE MONTHS AND THE QUARTERS ENDED SEPTEMBER 2, 2001 AND AUGUST 27, 2000

RESULTS OF OPERATIONS

The following table sets forth items from the Company's Consolidated Statements of Operations as a percentage on sales.

                                                 39 weeks            13 weeks           39 weeks            13 weeks
                                                    ended               ended              ended               ended
                                                   9/2/01              9/2/01            8/27/00             8/27/00
                                                   ------              ------            -------             -------
Sales                                               100.0               100.0              100.0               100.0
Cost of sales                                        60.5                59.8               60.6                61.4
                                                 --------            --------           --------            --------
Gross profit                                         39.5                40.2               39.4                38.6
Store operating, general and
    administrative expenses                          31.1                32.2               31.2                32.2
Pre-store opening startup costs                       0.1                 0.1                0.3                 0.1
Depreciation and amortization                         3.0                 3.3                2.7                 2.9
Non-store operating expense                           3.7                 4.0                3.2                 3.5
                                                 --------            --------           --------            --------
Operating income                                      1.6                 0.6                2.0                -0.1
Other income (expense)                               -1.4                -1.5               -1.7                -1.7
                                                 --------            --------           --------            --------
Income  (loss) from operations before
   income taxes                                       0.2                -0.9                0.3                -1.8
Provisions for income taxes                           0.0                 0.0                0.0                 0.0
                                                 --------            --------           --------            --------
Net income (loss)                                     0.2                -0.9                0.3                -1.8
                                                 --------            --------           --------            --------

Sales for the nine months and for the quarter ended September 2, 2001 were $170,403,587 and $53,569,511, respectively, as compared to sales for the nine months and for the quarter ended August 27, 2000 of $157,351,974 and $51,334,157, respectively. The increase in sales during the 2001 periods was primarily the result of the Company's remodeling program, which is continuing and two new stores which opened during the second and third quarters of the 2000 period.

Gross profit for the nine months and for the quarter ended September 2, 2001 were $67,367,786 and $21,539,230, respectively, or 39.5% and 40.2% of sales, respectively, as compared with $61,928,325 and $19,792,150, respectively, or

39.4% and 38.6% of sales for the nine months and for the quarter ended August 27, 2000. The increase in gross profit as a percentage of sales, during the 2001 three-month period, was primarily due to the reduced number of new store openings compared to the prior year period, which reflected promotional pricing.

Store operating, general and administrative expenses for the nine months and for the quarter ended September 2, 2001 were $53,014,750 and $17,270,249, respectively, or 31.1% and 32.2% of sales, respectively, as compared with $49,061,828 and $16,545,457, respectively, or 31.2% and 32.2% of sales for the nine months and for the quarter ended August 27, 2000.

Pre-store opening startup costs for the nine months and for the quarter ended September 2, 2001 were $165,000 and $33,000, respectively, or 0.1% and 0.1% of sales, as compared with $452,981 and $30,758 or 0.3% and 0.1% of sales for the nine months and for the quarter ended August 27, 2000. The decrease in pre-store opening startup costs in the 2001 nine month period was due to the fact that fewer stores were remodeled or new stores opened as compared to the same period in 2000. The stores remodeled required less pre-opening advertising and store set-up labor costs.

Non-store operating expenses for the nine months and for the quarter ended September 2, 2001 were $6,290,843 and $2,155,199 respectively, or 3.7% and 4.0%
of sales, as compared with $5,107,679 and $1,779,311 or 3.2% and 3.5% of sales for the nine months and for the quarter ended August 27, 2000. Administrative payroll and fringes were 2.3% and 2.6% of sales for the nine months and for the quarter ended September 2, 2001 as compared with 2.1% of sales for the nine months and for the quarter ended August 27, 2000. General office expenses were 1.1% and 1.1% of sales for the nine months and for the quarter ended September 2, 2001 as compared with 0.8% and 0.8% of sales for the nine months and for the quarter ended August 27, 2000. The increase during the 2001 period was primarily due to additional back office costs in relation to the increased sales. Professional fees were 0.3% and 0.2% of sales for the nine months and for the quarter ended September 2, 2001 as compared with 0.2% of sales for the nine months and for the quarter ended August 27, 2000. Corporate expenses were 0.1% of sales for the nine months and for the quarter ended September 2, 2001 and for the nine months and for the quarter ended August 27, 2000.

Interest expense was $2,656,687 and $786,894 or 1.6% and 1.5% of sales for the nine months and for the quarter ended September 2, 2001 as compared with $2,669,186 and $865,884 or 1.7% of sales for the nine months and for the quarter ended August 27, 2000. The decrease in the 2001 nine month period was primarily attributable to lower interest rates, partially offset by increased borrowings under capital leases for equipment financing.

Other income (expense) was $177,329 and ($3,811) or 0.1% and 0.0% of sales for the nine months and for the quarter ended September 2, 2001 as compared with $0 for the nine months and for the quarter ended August 27, 2000. This was attributable to the closure of a store and the sale of its lease in the 2001 period.

As a result of the items reviewed above the net income (loss) before provision for income taxes for the nine months and for the quarter ended September 2, 2001 was $318,700 and $(472,895), as compared to $459,818 and $(942,562) for the nine months and for the quarter ended August 27, 2000.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity:

The consolidated financial statements of the Company indicate that at September 2, 2001 current assets exceed current liabilities by $5,812,406 and stockholders' equity was $11,636,144. Management believes that cash flows generated from operations, supplemented by bank financing, financing from third party leasing companies and/or additional financing from the Company's majority shareholder, will be sufficient to pay the Company's obligations, provide for its capital expenditure program and meet its other cash requirements.

The current portion of long term debt on the unaudited consolidated balance sheet at September 2, 2001 reflects the new amortization requirement of the approved bank facility, to be effective as of September 1, 2001, for which the Company has received commitments from a group of its existing banks and is due to close within 30 days.

Debt and Debt Service:

On November 10, 1997, the Company completed its financial arrangements with a group of banks for a credit facility in the aggregate amount of $25,000,000. Under the credit agreement the Company obtained a term loan in the amount of $12,000,000 to refinance prior bank debt, an improvement term loan line of credit in the amount of $8,000,000 to finance capital improvements to its Supermarkets and a revolving line of credit in the amount of $5,000,000 to provide working capital. During fiscal 1999, the credit facility was amended and the revolving line of credit increased to $14,000,000. Recently, a group of the Company's existing banks agreed to amend and increase the Company's credit facility to an aggregate total of $32,500,000, as follows: (i) the new revolving line of credit will be $17,000,000 with a maturity of November, 2004; (ii) the new term loan will be $15,500,000, with a maturity of December, 2006. The banks also agreed to change certain financial covenants in the credit agreement.

Borrowings under the facility bear interest at a spread over either the prime rate of the bank acting as agent for the group of banks or a LIBOR rate, with the spread dependent on the ratio of the Company's funded debt to EBITDA ratio, as defined in the credit agreement. The average interest rate on amounts outstanding under the facility during the nine months and the quarter ended September 2, 2001 was 8.49% and 7.16% per annum, respectively.

The credit facility contains covenants, representations and events of default typical of credit facility agreements, including a requirement restricting outstandings under the revolving line of credit to be less than a borrowing base, as defined in the credit agreement, and financial covenants which require the Company to meet, among other things, a minimum tangible net worth, debt service coverage ratios and fixed charge coverage ratios, and which limit transactions with affiliates. The facility is secured by equipment, inventories and accounts receivable.

The Company's majority shareholder, through affiliates, has contributed in excess of $15,500,000 (including current portion) through September 2, 2001, in the form of assumed liabilities, unsecured non-interest bearing demand loans and trade payables, with $9,000,000 subordinated to its banks; the Company has agreed to increase the amount subordinated to the banks at September 2, 2001 to $12,800,000.

Pursuant to a financing agreement with a bank, an affiliate provides the Company with lease financing, primarily for store operating equipment. The bank has agreed to increase the financing arrangement by $2,750,000, which will permit the affiliate to provide such amount of additional lease financing to the Company.

The current portion of long term debt on the unaudited consolidated balance sheet at September 2, 2001 reflects the new approved bank facility for which the Company has received commitments from its banks.

Capital Expenditures:

The Company has not incurred any material commitments for capital expenditures, although it anticipates spending approximately $8 million to $9 million on its store remodeling and expansion program in fiscal 2001. Such amount is subject to adjustment based on the availability of funds.

Cash Flows:

Cash provided by operating activities amounted to $1.4 million in fiscal 2001 compared to $1.6 million in the prior year. The change in cash flow from operating activities was primarily due to cash provided by operating assets and liabilities and a smaller net income. Cash used for investing activities was $3.5 million in 2001 compared to $6.1 million in 2000, resulting from reduced capital expenditures. Cash provided by financing acitivities was $2.1 million in 2001 compared with $4.4 million in 2000 reflecting the bank financing drawn upon in 2000, the additional proceeds provided by an affiliate, offset by repayments of bank loans and capital leases.

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

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142, "Accounting and Reporting for acquired goodwill and other intangible assets ("SFAS No. 142"). SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives not be amortized, but rather tested, at least annually, for impairment. In addition, intangible assets that have finite useful lives will continue to be amortized over their useful lives. SFAS No. 142 is required to be applied starting with fiscal years beginning after December 15, 2001, and the adoption of which is not expected to materially affect the financial statements of the Company.

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

                                              Gristede's Foods, Inc.


                                         By:  /s/ John A. Catsimatidis
                                              ----------------------------------

                                              John A. Catsimatidis
                                              Chairman of the Board and
                                              Chief Executive Officer

Dated: October 17, 2001


                                         By:  /s/ Gary Pokrassa
                                              ----------------------------------

                                              Gary Pokrassa
                                              Chief Financial Officer

Dated: October 17, 2001