Form 10-K
period 2001-12-02
GRISTEDES FOODS INC
filed 2002-03-04
CIK 28325

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For fiscal year ended December 2, 2001

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

                                 Yes |X| No |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

As of February 27, 2002, 19,636,574 shares of the registrant's common stock, $0.02 par value, were outstanding. The aggregate market value of the common stock held by nonaffiliates of the registrant (i.e., excluding shares held by executive officers, directors, and control persons as defined in Rule 405) on that date was $1,462,345 computed at the closing price on that date.

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

      As of December 2, 2001, the Company operated 42 supermarkets (the "Supermarkets"), and two free standing pharmacies offering health and beauty aids and general merchandise. Thirty-seven Supermarkets and the two pharmacies are located in Manhattan, New York, three Supermarkets are located in Westchester County, New York, one Supermarket is located in Brooklyn, New York and one Supermarket is located in Long Island, New York. All of the supermarkets/pharmacies are operated under the "Gristede's" name. The Company leases all of its Supermarket locations and its two pharmacies. During fiscal 1999 the Company embarked on a plan to open in-store pharmacies in select Supermarket locations. The Company is currently operating six in-store pharmacies and two free standing pharmacies.

      During fiscal 2001 the Company opened one new in-store Gristede's pharmacy.

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

      The Supermarkets offer, at competitive prices, broad lines of merchandise, including nationally and regionally advertised brands, private label and generic brands. Merchandise sold includes food items such as fresh meats, produce, dry groceries, dairy products, baked goods, poultry and fish, fresh fruits and vegetables, frozen foods, and delicatessen and gourmet foods, as well as many non-food items such as cigarettes, soaps, paper products, and health and beauty aids. Check-cashing services are available to qualified customers holding check-cashing cards and, for a small fee, the Company will deliver groceries to a customer's apartment door. The Supermarkets accept payment by Mastercard, Visa, American Express, IGT and Discover credit cards. Most of the Supermarkets are open sixteen hours per day, seven days a week and on holidays, including Christmas, New Year's and Thanksgiving. Most of the Supermarkets close two hours earlier on Sundays.

      The Company's predecessor was incorporated in 1956 in New York. In 1985, the Company's domicile was changed to Delaware by merging the predecessor corporation into a newly formed Delaware corporation, incorporated for such purpose. The Company became a public company in 1968 and listed its Common Stock on the American Stock Exchange in 1972. Until 1992, the Company engaged in the jewelry business, operating under the name Designcraft Industries, Inc. for most of such time. The Company changed its name to Sloan's Supermarkets, Inc., in September 1993 and to Gristede's Sloan's, Inc., in November 1997. The Company changed its name to Gristede's Foods, Inc. in August 1999 to reflect its strategy of changing its "Sloan's" banner locations to "Gristede's" subsequent to a store remodeling.

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

      Subsequent to the Merger, the Company embarked on a capital expenditure program for its Supermarkets that includes extensive remodelings, the introduction of a centralized point-of-sale information system and the opening of in-store pharmacies in select Supermarket locations. The Company has a $32,500,000 revolving credit and term loan facility from certain banks maturing in November 2004 and December 2006, respectively and lease finance facilities from third party leasing companies to finance such capital improvements. (see
Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operation-Liquidity and Capital Resources").

      During the fiscal year ended December 2, 2001, six stores were remodeled, and one store added a new in-store pharmacy. The aggregate capital expenditures, including such remodelings and new store openings, was approximately $12,200,000. Subject to the availability of financing, during the fiscal year ending December 1, 2002, the Company anticipates it will spend approximately $8 to 10 million in aggregate capital expenditures, including additional remodelings and new store and pharmacy openings. The Company anticipates that it will continue opening new stores and pharmacies in future years. The modernized larger Supermarkets are being re-named "Gristede's Mega Stores".

      Average sales increases at the remodeled stores have exceeded 50%. Modernization has resulted in a more enjoyable shopping atmosphere with more rapid check-out lines due to scanners and improved lighting facilities.

      The Company may also expand its operations through the acquisition of supermarkets and/or the acquisition of businesses that the Company believes would complement its core supermarket business. However, pursuant to an order embodying a Settlement Agreement between the Federal Trade Commission (the "FTC"), John Catsimatidis, the Company and certain other companies controlled by Mr. Catsimatidis (collectively, the "Companies"), for a period of ten years from March 6, 1995, the Company cannot, without prior FTC approval, acquire any interest in any existing supermarket in a designated area in Manhattan. The order does not restrict the Company from acquiring an interest in a supermarket (in such designated area) by leasing or purchasing a new location that at the time of acquisition (and for six months prior to the acquisition) is not (or was not) being operated as a supermarket. There are no restrictions on the Company acquiring supermarkets that are located outside the designated area.

Marketing

      The Company advertises in local newspapers on a weekly basis. The Company's advertising emphasizes competitive prices and a variety of merchandise. Some of the Company's vendors offer cooperative advertising allowances, which the Company receives for advertising particular products in its newspaper advertisements.

Competition

      The Company's retail business is subject to intense competition, characterized by low profit margins and requiring regular advertising. All of our Supermarkets are in direct competition with Food Emporium, D'Agostino, A&P, Pathmark and independent supermarket/grocery operators which do business under the names "Pioneer", "Key Food" and "Associated", many of which are larger and have substantially greater resources than the Company. The Supermarkets also compete with other outlets that sell products sold by supermarkets in New York City. Those outlets include gourmet food stores, health and beauty aid stores, drug stores, produce stores, bodegas, delicatessens and other retail food establishments.

Sources of Supply; Inventory Policy

      During fiscal 2001 the Company obtained approximately 39% of the merchandise sold in its stores from one principal merchandise supplier, White Rose Foods, and the balance from other vendors, none of which accounted for more than 10% of merchandise purchased by the Company. The Company believes that its supplier relationships are currently satisfactory. The Company is not dependent on these supplier relationships since merchandise is readily available from numerous sources under different brand names, subject to conditions affecting food supplies generally.

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

Labor Contracts

      All of the employees of the Company other than 127 administrative employees and executives and 64 store managers and co-managers are represented by unions. The table below sets forth the name of each union with which the Company has a collective bargaining agreement and the expiration date of such agreement.

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

Employees

      At February 1, 2002, the Company had approximately 1,748 employees, 1,596 of which are employed at the Supermarkets or the City Produce warehouse, and 152 of which are employed at the Company's executive offices. Approximately 605 of the employees were employed on a full-time basis of which 454 work in the Supermarkets.

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

ITEM 2. PROPERTIES.

      The Company leases all 42 supermarket locations, its two free standing pharmacies and the warehouse and distribution center operated by City Produce. Four of such leases expire prior to 2003, 23 of such leases expire on dates from 2003 through 2011 and 19 of such leases expire on dates from 2012 through 2020 (the warehouse is subject to three leases). Several leases have optional renewal periods. It is generally the Company's intention to exercise such options for viable stores. The supermarkets range in size from approximately 3,000 to 24,500 square feet of selling space, averaging 9,700 square feet of selling space. All of the stores are air-conditioned, have all necessary fixtures and equipment and are suitable for the retail operations conducted therein.

ITEM 3. LEGAL PROCEEDINGS.

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

On September 30, 1994, the defendants filed a motion to dismiss for failure to state a cause of action and for lack of subject matter jurisdiction over the state claims. The motion was denied. In June 1995, the plaintiff filed a motion for class certification, which motion was granted in March 1996. Fact discovery was completed by the end of June 1998. Expert discovery was completed by the end of 1998. Plaintiff's expert prepared a report claiming that plaintiffs have suffered damages in an amount in excess of $3,000,000. In August 1999, defendants moved to exclude plaintiff's expert report, which motion was denied. In June 2000, the Company filed a motion for summary judgment. In February 2002, the court dismissed plaintiff's state law claim under Article 23-A of the General Business Law of New York, as well as plaintiff's claim for breach of fiduciary duty, but denied the Company's motion with respect to the plaintiff's claim under Section 10(b) of the Securities Exchange Act of 1934, as amended and Rule 10(b)-5 promulgated thereunder, as well as plaintiff's claim of fraud under state common law, finding that there were outstanding issues of fact which needed to be determined at trial. Pre-trial conference has been scheduled for March 4, 2002.

At this state of the litigation, the outcome cannot be predicted with certainty. However, the Company believes that it has a viable defense that may result in dismissal of RMED's claims.

2.) Ansoumana v. Great Atlantic & Pacific Tea Company, Inc. d/b/a/ A&P, Shopwell Inc. - d/b/a Food Emporium, Gristede's Operating Corp, Duane Reade, Inc., Charlie Bauer, individually and d/b/a B&B Delivery Service a/k/a Citi Express, Scott Weinstein and Steven Pilavan, ind. and d/b/a Hudson Delivery Service Inc., Chelsea Trucking, Inc. a/k/a Hudson York.

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

On July 23, 2001, the Company terminated its Delivery Service Agreement with Great American Delivery Co., Inc. ("Great American") because Great American breached the terms of the contract. Based upon that termination, Great American commenced a breach of contract action in Supreme Court, Nassau County, against the Company and obtained a preliminary injunction compelling the Company to retain Great American as its delivery service contractor.

Thereafter, Great American was found to be in contempt of several orders and added as a party-defendant by motion to amend the complaint in the Ansoumana v. the Company's action. In response to those proceedings, Great American filed for bankruptcy. Hence, the breach of contract action commenced by Great American against the Company was stayed. The Company transferred the case to the United States Bankruptcy Court in the Eastern District of New York and is moving to have the case transferred further to the judge assigned to Ansoumana v. Gristede's in the United States District Court of the Southern District of New York. When this is done, the Company will move the Court to have the matter dismissed.

3.) Red Apple Supermarkets, Inc., Gristede's Supermarkets, Inc., Supermarket Acquisition Corp., and Gristede's Sloan's Inc., Plaintiffs, against Rite Aid Corporation and Rite Aid of New York, Inc., Defendants

Pursuant to a settlement agreement dated Feburary 22, 1999 (the "Settlement Agreement"), between the Company and Rite Aid Corporation ("Rite Aid"), Rite Aid agreed to compromise a dispute between the parties arising out of a written lease purchase agreement dated September 2, 1994 (the "Lease Purchase Agreement). Pursuant to the Settlement Agreement, Rite Aid agreed to pay the sum of $400,000 (the "Settlement Sum") to the Company in full and final satisfaction of certain claims and disputes regarding defendants' breaches of the Lease Purchase Agreement. However, to date, Rite Aid has failed and refused to pay any portion of the Settlement Sum as required by the Settlement Agreement. Consequently, on June 5, 2000, plaintiffs filed a complaint in the Supreme Court of the State of New York (New York County) which alleged: Breach of Settlement Agreement, Breach of Good Faith and Fair Dealing and Breach of Lease Purchase Agreement. Such complaint seeks judgment against Rite Aid in the full amount of the Settlement Sum, together with interest from February 22, 1999.

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

To date, no depositions have been taken. At this stage of litigation, it is too early to determine the outcome of the litigation. However, it is the opinion of the Company's counsel that the likelihood of success on the Company's claim for breach of the Settlement Agreement is substantial. A receivable in the amount of $400,000 from Rite Aid is included in receivables as of December 2, 2001.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS.

      An Annual Meeting of Stockholders of the Company was held on November 30, 2001. The stockholders approved an amendment to the Certificate of Incorporation of the Company to change the term for which the Class 2 directors shall serve from three years to one year. The number of votes cast in favor of this proposal was 18,050,150. There were no votes cast against and 4,610 abstentions. In addition, each of Martin Bring and Frederick Selby was elected as a Class 2 director to serve for a term expiring at the 2003 Meeting of Stockholders. 18,050,150 shares voted in favor of the election of each of Mr. Bring and Mr. Selby with 4,610 votes abstaining and no votes cast against.

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Market Information

      The Company's Common Stock is listed and traded on the American Stock Exchange. Since November 12, 1997 the Common Stock has been quoted under stock symbol "GRI." Prior thereto it was quoted under the symbol "SLO." For the years ended December 2, 2001 and December 3, 2000, the quarterly high and low price range for such common stock is shown in the following tabulation.

                                       Fiscal Year Ended       Fiscal Year Ended
                                       December 2, 2001        December 3, 2000
--------------------------------------------------------------------------------
Quarter                                High         Low        High         Low
-------                                -----       -----       -----       -----

First                                  $1.63       $0.85       $2.65       $2.13

                                        1.47        0.85        2.75        1.75
Second

Third                                   1.85        0.91        2.63        1.50

Fourth                                  1.45        0.78        2.25        0.88
--------------------------------------------------------------------------------

      The approximate number of holders of record of the Company's Common Stock on February 28, 2002 was 212. The Company believes that there are a significant number of shares of the Company's Common Stock held in street name and, consequently, the Company is unable to determine the actual number of beneficial owners.

Dividends

      The Company has never paid a cash dividend on its Common Stock and does not expect to pay a cash dividend in the near future.

ITEM 6. SELECTED FINANCIAL DATA

                       -----------------------------Year ended-----------------------------    39 weeks ended

                        December 2,       December 3,       November 28,       November 29,      November 30,
                               2001              2000               1999               1998              1997*
                               ----              ----               ----               ----              -----
Sales                  $229,988,315     $ 216,325,214      $ 181,980,204      $ 157,462,869      $ 77,908,693
Cost of sales           139,180,967       131,259,228        112,565,940         94,282,306        48,591,721
Gross profit             90,807,349        85,065,986         69,414,264         63,180,563        29,316,972
Direct operating
expenses                 71,596,708        67,550,165         57,632,921         53,490,803        27,462,628

Corporate overhead        8,329,559         7,435,949          5,917,305          4,742,810         3,983,280
Depreciation and
amortization              7,204,281         6,284,971          4,668,645          3,948,000         1,585,486
Bad debt expense
(credits)                   250,354          (350,000)           500,000                 --                --

Interest expense          3,537,281         3,761,941          2,528,677          1,832,036                --

Net Income (Loss)      $    275,057     $    (190,908)     $  (2,873,331)     $    (288,339)     $ (3,714,422)

At End of Period
Total assets           $101,131,361     $  96,446,057      $  76,432,518      $  60,706,509      $ 52,705,555
Long-term debt           32,157,025        30,249,494         32,686,550         21,649,942        12,662,910
Total liabilities        89,538,860        85,128,613         64,924,166         46,324,826        38,035,533

Certain reclassifications were made to fiscal 2000 consolidated financial statements to conform to the fiscal 2001 presentation.

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Company Background

      The fiscal year ended December 3, 2000 consisted of 53 weeks and the fiscal years ended December 2, 2001 and November 28, 1999 consisted of 52 weeks each.

      The following table sets forth, as a percentage of sales, components of the Results of Operations:

                                                   2001        2000        1999
                                                   ----        ----        ----
Sales                                            100.0%      100.0%      100.0%
Cost of Sales                                     60.5%       60.7%       61.9%
                                                 -----       -----       -----
Gross Profit                                      39.5%       39.3%       38.1%
Store operating, general and
   administrative expense                         31.1%       31.2%       31.7%
Pre-store opening startup costs                    0.1%        0.2%        0.4%
Bad debt expense (credits)                          --        (0.2%)       0.3%
Depreciation and amortization                      3.1%        2.9%        2.6%
Insurance proceeds - terrorist attack             (0.7%)        --          --
Casualty loss - terrorist attack                   0.5%         --          --
Non-store operating expense                        3.6%        3.4%        3.3%
                                                 -----       -----       -----
Operating profit (loss)                            1.6%        1.7%       (0.1%)
Other expense                                      1.4%        1.7%        1.2%
                                                 -----       -----       -----
Profit (loss) from operations before
   income taxes and cumulative
   effect of change in accounting                  0.2%       (0.1%)      (1.3%)
   principles                                    -----       -----       -----
Cumulative effect of change in
   accounting principle                             --         0.0%       (0.3%)
Income Taxes                                       0.1%         --          --
                                                 -----       -----       -----
Net Income (loss)                                  0.1%       (0.1%)      (1.6%)
                                                 -----       -----       -----

      Percentages of individual line items (as a percent of sales) have been rounded to the nearest tenth of a percent, and therefore, the totals may not add to 100%.

Results of Operations (2001 Compared to 2000)

      Sales for the year 2001 were $229,988,315 as compared to sales for the year 2000 of $216,325,214. The sales increase in fiscal 2001 compared to the sales in fiscal 2000, offset by the sales for the extra week in fiscal 2000 of approximately $4.5 million, is mainly attributable to sales increases due to new or remodeled stores opened in fiscal 2001 or full years sales for those new or remodeled stores opened during 2000. Same store sales for the year 2001 were 5.5% ahead of 2000.

      Gross profit was $90,807,349 or 39.5% of sales as compared with $85,065,986 or 39.3% of sales for 2000. The increase in gross profit during 2001 period was primarily due to fewer promotional price reductions in connection with the grand re-opening periods of the new and newly remodeled stores.

      Store operating, general and administrative expenses were $71,596,708 or 31.13% of sales for the year 2001 as compared to $67,550,165 or 31.23% of sales for the year 2000. The virtually unchanged result in store operating, general and administrative expenses as a percentage of sales in the 2001 period was mainly due to effective cost controls in relation to the increased sales. Advertising expenses included in store operating, general and administrative expense were $1,572,963 and 1,555,707 for the years 2001 and 2000, respectively.

      Pre-store opening startup costs were $165,000 or 0.1% of sales for the year 2001 as compared to $518,981 or 0.2% of sales for the year 2000. There were six stores remodeled in 2001 compared to eight in 2000, leading to reduced pre-store opening startup costs in 2001.

      Non-store operating expenses were $8,329,559 or 3.6% of sales for the year 2001 as compared to $7,435,949 or 3.4% of sales for the year 2000. Administrative payroll and fringes were 2.4% of sales for the 2001 period as compared with 2.3% of sales for the 2000 period. The increase in the 2001 period reflects the addition of department and divisional managers to handle the additional business generated by the store remodeling program. General office expenses as a percentage of sales were 0.9% for the 2001 period as compared to 0.8% for the 2000 period. The increase during the 2001 period was primarily due to additional back office expenses in relation to the increased sales. Professional fees were 0.3% of sales for both the 2001 period and the 2000 period. Corporate expenses as a percentage of sales were 0.1% for both the 2001 period and the 2000 period.

      Depreciation expense was $7,204,281 or 3.1% of sales for the year 2001 as compared to $6,284,971 or 2.9% of sales for the year 2000. The increase was primarily a result of significant capital expenditures incurred in connection with the Company's store renovation and remodeling program.

      Management has filed claims with its insurance carriers as a result the September 11 terrorist attacks for its losses, including business interruption, and estimates net proceeds of approximately $1.5 million, along with costs incurred of approximately $1.1 million. The Company has suffered property damage losses, including inventory, costs to repair and clean fixtures and facilities and loss of revenue. The Company received an advance of $300,000 against these claims in October 2001.

      Interest expense was $3,537,281 or 1.5% of sales for year 2001 as compared to $3,761,941 or 1.7% of sales for year 2000. The decrease in the 2001 period was primarily attributable to lower prevailing interest rates under the Company's bank credit facility, partially offset by increased capitalized equipment leasing.

      Interest income for the year 2001 was $9,016 as compared with $24,113 for the year 2000. The decrease in the 2001 period was due to lower prevailing interest rates in the 2001 period.

      Other income (expenses) for the year 2001 was $173,112 as compared with ($27,000) for the year 2000. This mainly results from the sale of a store lease resulting from a closed store.

      Bad debt expense (credits) was $250,354 for the year 2001 as compared with ($350,000) for the year 2000. As a result of the increase in the amount of the Company's receivables, in the 1999 period, management deemed it prudent to set up an allowance for doubtful accounts in the amount of $500,000 in the 1999 period, and to reduce that amount by $350,000 in the 2000 period as a result of progress in pursuing collection of a $400,000 receivable. Bad debt expense increased in the year 2001 primarily as a result of the Company's expansion of its pharmacy business and systems relating thereto and the resulting increase in third party receivables.

      As a result of the items discussed above, the income before provision for income taxes for the year 2001 was $373,897 as compared to a loss of $138,908 for the year 2000.

Results of Operations (2000 Compared to 1999)

      Sales for the year 2000 were $216,325,214 as compared to sales for the year 1999 of $181,980,204. The sales increase in fiscal 2000 compared to the sales in fiscal 1999, other than the sales for the extra week in fiscal 2000 of approximately $4.5 million, is mainly attributable to sales increases due to new or remodeled stores opened in fiscal 2000 or full years sales for those new or remodeled stores opened during 1999. Same store sales for the year 2000 were 8.8% ahead of 1999.

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

      Store operating, general and administrative expenses were $67,550,165 or 31.2% of sales for the year 2000 as compared to $57,632,921 or 31.7% of sales for the year 1999. The decrease in store operating, general and administrative expenses as a percentage of sales in the 2000 period was mainly due to better cost controls in relation to the increased sales. Advertising expenses included in store operating, general and administrative expense were $1,555,707 and 1,290,121 for the years 2000 and 1999, respectively.

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

      As a result of the items discussed above, the net loss before provision for income taxes for the year 2000 was $138,908 as compared to a net loss of $2,241,175 for the year 1999.

Liquidity and Capital Resources

Liquidity:

      The consolidated financial statements of the Company indicate that at December 2, 2001 current assets exceed current liabilities by $5,074,115 and stockholders' equity was $11,592,501. Management believes that cash flows generated from operations, supplemented by financing from its banks facility, third party leasing companies and/or additional financing from the Company's majority shareholder, will be sufficient to pay the Company's debts as they may come due, provide for its capital expenditure program and meet its other cash requirements.

Debt and Debt Service:

Effective October 2001, the Company's credit agreement with a group of banks was amended and increased to an aggregate total of $32,500,000, consisting of a $15,500,000 term loan and a $17,000,000 revolving line of credit. As of December 2, 2001, the credit facility as amended, provides for (i) a maturity date of November 28, 2004 for the revolving line of credit, and December 3, 2006 for the term loan, at which time all amounts outstanding thereunder are due, (ii) certain financial covenants, and (iii) amortization of the term loan in monthly amortizations totaling $2,000,000, $2,300,000, $2,600,000, $2,900,000 and $3,200,000 respectively in each year during its term, and a $2,500,000 balloon payment at maturity.

      Borrowings under the facility bear interest at a spread over either the prime rate of the bank acting as agent for the group of banks or a LIBOR rate, with the spread dependent on the ratio of the Company's funded debt to EBITDA ratio, as defined in the credit agreement. The average interest rate on amounts outstanding under the facility during the year 2001 was 5.77% per annum.

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

      The Company's majority shareholder, through affiliates, has contributed in excess of $15,300,000 through December 2, 2001, in the form of unsecured non-interest bearing demand loans, with $12,800,000 subordinated to the current bank lender. The liability presently does not bear interest. However, the Company's credit agreement with its banks permits the Company to pay interest on such subordinated debt provided the Company has a positive net income.

      The Company has available approximately $3,250,000 in third party and affiliate leasing lines of credit to lease finance equipment for its store remodeling and expansion program.

Capital Expenditures:

      Capital expenditures for fiscal 2001, including property acquired under capital leases, were $12.2 million compared to $14.3 million for fiscal 2000 and $12.4 million for fiscal 1999. During fiscal 2001, the Company remodeled six stores and added one new in-store pharmacy.

      The Company has not incurred any material commitments for capital expenditures, although it anticipates spending approximately $8 million to $10 million on its store remodeling and expansion program in fiscal 2002. Such amount is subject to adjustment based on the availability of funds.

Cash Flows:

      Cash provided by operating activities amounted to $9.3 million in fiscal 2001 compared to $8.5 million in fiscal 2000. The change in cash flow from operating activities was primarily due to cash provided by operating assets and liabilities and a net profit compared to a loss. Cash used for investing activities was $6.3 million in 2001 compared to $8.6 million in 2000, resulting from decreased capital expenditures. Cash provided by (used in) financing acitivities was ($3.0) million in 2001 compared with $0.2 million in 2000 reflecting the bank financing drawn upon in 2001, the additional proceeds provided by an affiliate, offset by repayments of bank loans and capital leases.

Recent Accounting Pronouncements:

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). SFAS No. 133 represents a comprehensive framework of accounting rules that standardizes the accounting for all derivatives. SFAS No. 133 applies to all entities and to all types of derivatives, and is effective as amended in fiscal year 2001. The adoption of SFAS 133 in fiscal 2001 did not affect the financial statements of the Company.

In June 2001, the Financial Accounting Standards Board finalized FASB Statements No. 141, Business Combinations (SFAS 141), and No. 142, Goodwill and Other Intangible Assets (SFAS 142). SFAS 141 requires the use of the purchase method of accounting and prohibits the use of the pooling-of-interests method of accounting for business combinations initiated after June 30, 2001. SFAS 141 also requires that the Company recognize acquired intangible assets apart from goodwill if they meet certain criteria. SFAS 141 applies to all business combinations initiated after June 30, 2001 and for purchase business combinations completed on or after July 1, 2001. It also requires, upon adoption of SFAS 142 that the Company reclassify the carrying amounts of intangible assets and goodwill based on the criteria in SFAS 141. The Company believes that the adoption of SFAS 141 will not materially affect the financial statements of the Company.

SFAS 142 requires, among other things, that companies no longer amortize goodwill, but instead test goodwill for impairment at least annually. In addition, SFAS 142 requires that the Company identify reporting units for the purposes of assessing potential future impairments of goodwill, reassess the useful lives of other existing recognized intangible assets, and cease amortization of intangible assets with an indefinite useful life. An intangible asset with an indefinite useful life should be tested for impairment in accordance with the guidelines in SFAS 142. SFAS 142 is required to be applied in fiscal years beginning after December 15, 2001 to all goodwill and other intangible assets recognized at that date, regardless of when those assets were initially recognized. It also requires the Company to complete a transitional goodwill impairment test within six months from the date of adoption. The Company is also required to reassess the useful lives of other intangible assets within the first interim quarter after adoption of SFAS 142. The Company believes that the adoption of SFAS 142 will not materially affect the financial statements of the Company.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

      Market risk represents the risk of loss that may impact the consolidated financial position, results of operations or cash flow of the Company due to adverse changes in financing rates. The Company is exposed to market risk in the area of interest rates. This exposure is directly related to its term loan and borrowing activities under the working capital facility. The Company does not currently maintain any interest rate hedging arrangements due to the reasonable risk that near-term interest rates will not rise significantly. The Company is continuously evaluating this risk and will consider implementing interest rate hedging arrangements when deemed appropriate.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                                                        Page No.
                                                                        --------

Independent auditors' report                                            F-1

     Consolidated Balance Sheets as of December 2, 2001 and             F-2
     December 3, 2000

Consolidated Statements of Operations                                   F-4
     for the years ended December 2, 2001,
     December 3, 2000 and November 28, 1999

Consolidated Statements of Stockholders' Equity                         F-6
     for the years ended December 2, 2001,
     December 3, 2000 and November 28, 1999

Consolidated Statements of Cash Flows                                   F-7
     for the years ended December 2, 2001,
     December 3, 2000 and November 28, 1999

Notes to Financial Statements                                           F-8

ITEM 9 CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

      None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

      Set forth below is certain information as of February 27, 2002 with respect to all directors and executive officers of the Company.

                                                             Position with the Company or
                        Director                              Other Principal Occupation
Name and Age             Since                                  for the Past Five Years
------------            --------                                -----------------------
John A.                 1988(5)          Chairman of the Board, President and Chief Executive Officer of the
Catsimatidis                             Company since July 28, 1988; Treasurer of the Company from July 28, 1988
  (53)                                   to March 17, 1998 and since November 15, 1999; President and Chief
                                         Executive Officer of Red Apple Group, Inc. (holding company) and Chairman of the Board and Chief Executive Officer and Director of United Refining
                                         Company (a refiner and retailer of petroleum products) for more than five years; Director of News Communications Inc., a public company whose stock is traded over-the-counter, since December 4, 1991.

Martin R. Bring         1988             Partner in the law firm of Anderson Kill & Olick, PC., previously with
  (59)                                   Wolf, Block, Schorr and Solis-Cohen LLP, New York, N.Y. and predecessor firm for more than five years.

Frederick Selby         1978             Managing Director of The Chart Group, L.P., an investment banking firm,
  (64)                                   since January 2000; Chairman of Selby Capital Partners (acquisition and sale of privately owned firms and divisions of public companies) for more than five years; Managing Director and senior officer of mergers and acquisitions division of Bankers Trust Company; Senior Vice President of
                                         Corporate Finance of B.A.I.I. Banking (Paris) and Director of Corporate
                                         Finance of Legg Mason Wood Walker prior thereto.

----------
(5) Mr. Catsimatidis also served as a director of the Company from November 4, 1986 to November 27, 1987.

Kishore Lall            1997             Director of the Company since October, 1997; consultant to Red Apple
  (54)                                   Group, Inc. from January 1997 to October 1997; private investor from June
                                         1994 to December 1996; Senior Vice President and Head of Commercial
                                         Banking ABN AMRO Bank, New York branch from January 1991 until May 1994.

Martin Steinberg        1998             Independent consultant. Mr. Steinberg also served as a director of the
  (68)                                   Company from May 1974 to January 1991.

Edward P. Salzano       1999             Executive Vice President and Director of Cantisano Foods, Inc., a
  (54)                                   privately held sauce and salsa manufacturing company, for more than 15 years.

Gary Pokrassa            --              Chief Financial Officer of the Company since August 14, 2000; Chief
  (54)                                   Financial Officer of Syndata Technologies, Inc., from February 1997 to
                                         July 2000; Vice President - Finance of Innovir Laboratories, Inc. from
                                         March 1993 to February 1997.

Mr. Dennis E Berberich (62) was a director of the Company until February 21, 2002, when he passed away.

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

      To the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company and written representations that no reports were required during fiscal 2001, all Section 16(a) filings applicable to its directors, officers and more than 10 percent beneficial owners were timely filed.

ITEM 11. EXECUTIVE COMPENSATION.

The following table sets forth for the fiscal years ended December 2, 2001, December 3, 2000 and November 28, 1999, certain information concerning the compensation paid or accrued to certain executive officers of the Company.

                                                                                Long-term compensation

                                              Annual Compensation                   Awards            Payouts
                                       ----------------------------------------------------------------------      All
                                                             Other annual  Restricted                             other
Name and                                            Bonus       compen-      stock       Options       LTIP     compensa-
principal                   Year       Salary ($)    ($)        sation      award(s)      /Sar's      payouts     tion
position                                                         ($)          ($)           (#)         ($)        ($)
---------------------------------------------------------------------------------------------------------------------------
John Catsimatidis,      Fiscal 2001     $100,000    $ --         $ --         $ --           --         $ --     $    --
   Chairman of the      Fiscal 2000      101,923      --           --           --           --           --          --
   Board, President     Fiscal 1999      100,000      --           --           --           --           --          --
   and Chief
   Executive Officer

Gary Pokrassa           Fiscal 2001     $150,000      --           --           --           --           --     $ 1,029(a)
   Chief Financial      Fiscal 2000       46,154      --           --           --           --           --         328(a)
   Officer *            Fiscal 1999           --      --           --           --           --           --          --

(a)   Represents the personal use of a Company vehicle
*     Mr. Pokrassa's employment by the the Company commenced in August 2000.

Options Granted in Last Fiscal Year

      The following table sets forth certain information concerning options granted during fiscal 2001 to the executive officers named in the Summary Compensation Table.

                                                                         Market
                                                                        Price of                   Potential Realizable Value
                       Number of      Percentage of                      Common                    At Assumed Annual Rates of
                      Securities      Total Options                     Stock on                  Stock Price Appreciation for
                      Underlying       Granted to       Exercise        Date of                            Option Term
                        Options       Employees in       Price           Grant      Expiration             -----------
Name                  Granted (#)         2001         ($/Share)       ($/Share)       Date              5%($)     10%($)
------------------------------------------------------------------------------------------------------------------------------
John Catsimatidis         0                --              --              --           --                --         --
Gary Pokrassa             0

Aggregate Options Exercised in Last Fiscal Year and Fiscal Year End Option
Values

      During fiscal 2001, no stock options were exercised by either of the executive officers named in the Summary Compensation Table. The following table sets forth the number and value of options outstanding at December 2, 2001 held by the executive officers named in the Summary Compensation Table:

                     Number of Unexercised             Value of Unexercised
                         Options Held on              in-the-Money Options on
                        December 2, 2001                 December 2, 2001
                   -------------------------         -------------------------
Name               Exercisable/Unexercisable         Exercisable/Unexercisable
                   -----------------------------------------------------------
John Catsimatidis          525,000/0                            0/0

Gary Pokrassa                    0/0                            0/0

The closing sales price of the Common Stock on the American Stock Exchange on November 30, 2001 (the last trading day before December 2, 2001) was $1.30. On December 2, 2001 Mr. Catsimatidis held options to purchase 275,000 shares of Common Stock at $3.75 per share and options to purchase 250,000 shares at $2.875 per share. Mr. Pokrassa held no options.

Compensation of Directors

Non-officer directors receive a quarterly stipend of $1,500 and $500 for each meeting attended. Directors who serve on committees receive $500 for each meeting attended.

Compensation Committee Interlocks and Insider Participation

The Board of Directors has a Compensation Committee consisting of Frederick Selby and Martin Steinberg. During fiscal 2001, none of the Directors on the Compensation Committee were employees or officers of the Company nor had a relationship with the Company requiring disclosure under Item 13, "Certain Relationships and Related Transactions." Mr. Dennis E Berberich (62) was a member of the Compensation Committee until February 21, 2002, when he passed away.

Report on Executive Compensation

      During fiscal 2001, the Compensation Committee did not meet. Compensation of the Company's executive officers for fiscal 2001 was determined by the Company's Board of Directors.

      During fiscal 2001, the stock option committee did not meet.

      Total compensation for executive officers of the Company consists of a combination of salaries, bonuses when applicable, and stock option awards.

      Stock option awards are intended to attract and retain senior management personnel by offering them an opportunity to receive additional compensation based upon the performance of the Company's Common Stock. No stock options were granted to the executive officers during fiscal 2001. See table - Options Granted in Last Fiscal Year.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

      The following table sets forth certain information regarding ownership of Common Stock on February 27, 2002 by: (i) each stockholder known to the Company to own beneficially more than 5% of the outstanding shares of Common Stock; (ii) each of the Company's directors; and (iii) all officers and directors of the Company as a group. Except as otherwise indicated, the address of each person is c/o Gristede's Foods, Inc., 823 Eleventh Avenue, New York, N.Y. 10019-3535. The Company believes that ownership of the shares by the persons named below is both of record and beneficial and such persons have sole voting and investment power with respect to the shares indicated.

Name and Address of
Beneficial Owner                             Number of Shares   Percent of Class
----------------                             ----------------   ----------------

John Catsimatidis                             18,575,150(1)           92%

Martin Steinberg
2042 Whalen Ave                                  127,642(2)            *
Merrick, NY 11566

Kishore Lall                                      70,000(3)            *

Martin Bring                                      26,000(4)            *

Frederick Selby                                   13,110(5)            *

Edward P. Salzano
197 Graney Drive                                   3,000               *
River Vale, New Jersey 07675

Gary Pokrassa                                          0               *

All officers and directors as a group (7      18,814,902(6)           93%
persons)

*     Less than 1%.
(1) Includes an aggregate of 12,473,974 shares held by corporations controlled by Mr. Catsimatidis, 81,900 shares held by Mr. Catsimatidis as custodian, 2,057 shares held by a profit sharing plan of which Mr. Catsimatidis is a trustee, 605 shares held by Mr. Catsimatidis as a trustee of individual retirement accounts and currently exercisable options to purchase an aggregate of 525,000 shares of Common Stock.
(2) Includes an aggregate of 15,000 shares of Common Stock which may be purchased upon the exercise of currently exercisable stock options.
(3) Includes an aggregate of 50,000 shares of Common Stock which may be purchased upon the exercise of currently exercisable options.
(4) Includes an aggregate of 26,000 shares of Common Stock which may be purchased upon the exercise of currently exercisable stock options.
(5) Includes an aggregate of 11,000 shares of Common Stock which may be purchased upon the exercise of currently exercisable options.
(6) Includes an aggregate of 612,000 shares of Common Stock which may be purchased upon the exercise of currently exercisable stock options.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      Under a management agreement dated November 10, 1997 (the "Management Agreement"), Namdor Inc., a subsidiary of the Company, performs consulting and managerial services for supermarkets owned by corporations controlled by the majority shareholder. In consideration of such services, Namdor Inc. is entitled to receive, on a quarterly basis, a cash payment of one and one-quarter (1.25%) percent of all sales of inventory and merchandise made at or from the managed supermarkets. During 2001, 2000, and 1999, management fee income was $47,222, $66,244, and $99,732, respectively.

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

      Certain stores have entered into capital and operating leases with an affiliate, C & S Acquisition Corp. (formerly Red Apple Leasing, Inc). (a company wholly owned by the majority shareholder). Such leases are primarily for store operating equipment. Obligations under capital leases at December 2, 2001 and December 3, 2000 were $1,409,251 and $63,042, respectively and require monthly payments of $76,790 through July 2003. In January 2002, the Company entered into an amendment of these leases, which will result in additional financing of $2,750,000 and will be treated on its books as a new transaction. Such monthly payments will be extended through March 2007 and will constitute the debt service on the new financing.

      By virtue of his ownership of Common Stock (see Item 12. "Security Ownership of Certain Beneficial Owners and Management") and his position as Chairman of the Board of the Company, John Catsimatidis may be deemed to be a "parent" of the Company under rules promulgated by the Commission.

      The Company leases the following locations: a 25,000 square foot warehouse, its office facilities and five store locations from affiliates. During fiscal 2001 the Company paid to such affiliates $1,610,000 for rent and real estate taxes under such leases. The lease terms provide for an aggregate of $1,935,000 per year in lease payments for fiscal 2002. The leases are triple net whereby the tenant pays all real estate taxes, insurance and maintenance.

      Certain stores have entered into capital leases with an affiliate, United Acquisition Leasing Corp. (a company wholly owned by the majority shareholder). Such leases are primarily for store equipment. Obligations under capital leases at December 2, 2001 were $1,416,433 and require monthly payments of $31,609 through November 2006.

      Wolf, Block, Schorr and Solis Cohen, LLP, a law firm of which a director of the Company was a partner, charged the Company $65,906, $225,322, and $235,260 in fees for rendering legal services to the Company during 2001, 2000, and 1999, respectively.

      Amounts due to an affiliate, United Acquisition Corp., a corporation indirectly wholly owned by the majority shareholder, represent liabilities in connection with the consummation of the merger as discussed in Note 1 and additional advances made by the affiliate since the merger. The affiliate has agreed not to demand payment of these liabilities in the next fiscal year. Accordingly, the liability has been classified as noncurrent. As part of post-closing adjustments in connection with the Food Group Acquisition, approximately $3,600,000 in due from affiliates has been offset against the amounts due to United Acquisition Corp. The net amount due to affiliate at December 2, 2001 was $15,318,843. Of this amount $12,800,000 was subordinated to the Company's banks. The liability does not bear interest.

      MCV Advertising Associates Inc., a company owned by the majority shareholder, had provided advertising services to the Company. During 2000 and 1999, costs incurred were $1,306,218, $1,191,957, respectively. The Company no longer uses MCV and buys advertising direct instead.

      Due from related parties - trade, represents amounts due from affiliated companies for merchandise shipped from the Company's subsidiary City Produce Operating Corp. in the ordinary course of business and for which payments are made to such subsidiary on a continuous basis under extended terms, as well as management fees receivable for administrative and managerial services performed for the affiliated companies by the Company. During 2001 and 2000, merchandise sales to affiliates were $1,792,174 and $636,562, respectively. This affiliate purchased its merchandise from a third party prior to 2000.

      On February 6, 1998, the Company agreed to purchase substantially all of the assets and assumed certain of the liabilities of a supermarket located at 1644 York Avenue, New York City, that was owned by a corporation controlled by the majority shareholder. On March 1, 2000 the Company and the affiliate determined to restructure the transaction by rescinding the purchase effective as as of February 6, 1998, and entering into an operating agreement which gives the Company full control of the supermarket and the right to operate the supermarket for the account of the Company. The operating agreement presently terminates on December 1, 2002, but the term shall be extended for additional one year periods unless either party shall give notice of termination not later than 90 days prior to the end of the then current term of the agreement. Under the operating agreement, the Company shall pay to the affiliate $1.00 per annum, plus such other consideration as may be approved by the Company's directors (excluding John Catsimatidis). Pursuant to the operating agreement the Company or any designee of the Company, also has the option until December 31, 2005 to purchase the supermarket for $2,778,000, which price is the fair market price of the supermarket established on October 11, 1999 by the Company's directors (excluding John Catsimatidis).

      In May 2000, another affiliate and the Company entered into a similar operating agreement for a store owned by the affiliate. As consideration, the affiliate receives the nominal amount of $1 per annum, plus such other consideration as may be approved by the Company's directors (excluding John Catsimatidis). The operating agreement presently terminates on May 10, 2003, but the term shall be extended for additional one year periods unless either party shall give notice of termination not later than 90 days prior to the end of the then current term of the agreement. Pursuant to the operating agreement, the Company, or any designee of the Company, also has the option until December 31, 2005 to purchase the supermarket for the fair market price of the supermarket as established by the Company's directors (excluding John Catsimatidis) using a valuation criterion similar to that issued for valuing the store at 1644 York Avenue, New York City. It is management's opinion that the fair market value of this store is approximately $3 million.

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

      In connection with the restructure of the transaction relating to the supermarket located at 1644 York Avenue, $3,072,000 was included in "Due from related parties - other" on the accompanying balance sheet as of December 3, 2000. Such amount has been paid or offset against amounts due from affiliates during Fiscal 2001.

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

                     GRISTEDE'S FOODS, INC. AND SUBSIDIARIES

                              INDEX TO S-X SCHEDULE

                                                                            Page
                                                                            ----

Independent Auditors' Report ............................................   29
Schedule II -- -Valuation & Qualifying Accounts .........................   30

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Gristedes's Foods, Inc.

      The audits referred to in our report dated February 22, 2002, relating to the consolidated financial statements of Gristede's Foods, Inc. and subsidiaries, which is contained in Item 8 of this Form 10-K, included the audits of the financial statement schedule listed in the accompanying index for each of the three fiscal years in the period ended December 2, 2001. This financial statement schedule is the responsibility of management. Our responsibility is to express an opinion on this schedule based on our audits.

      In our opinion, the financial statement Schedule II - Valuation and Qualifying Accounts, presents fairly, in all material respects, the information set forth therein.

BDO Seidman, LLP
New York,  NY
February 22, 2002

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                                             Balance At        Additions
                                            Beginning of    Charged to Costs   Deductions For       Balance At End
DESCRIPTION DEDUCTIONS                         Period         and Expenses        Write-Off           of Period
YEAR ENDED Nov. 28, 1999:
Reserve and allowances deducted
  from asset accounts:
Allowance for uncollectible accounts          $      0           500,000                  0           $500,000

YEAR ENDED Dec. 3, 2000:
Reserve and allowances deducted
  from asset accounts:
Allowance for uncollectible accounts          $500,000          $ 50,000          $(400,000)          $150,000

YEAR ENDED Dec. 2, 2001:
Reserve and allowances deducted
  from asset accounts:
Allowance for uncollectible accounts          $150,000          $250,354          $ (12,646)          $413,000

      (3)   Exhibits

Number      Description
------      -----------

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

3.4 Certificate of Amendment of Certificate of Incorporation of the Company, dated August 13, 1999.

3.5 Certificate of Amendment of Certificate of Incorporation of the Company dated November 10, 2000.

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

10.17       Agreement dated May 10, 2000 between S Remainder Corp and Namdor
            Inc.

10.18       Agreement dated December 3, 2000 between John Catsimatidis and the
            Company.

10.19 Seventh Amendment to Loan Agreement dated as of December 1, 2000 among the Company, Citibank, IDNY, Dime Savings Bank of New York (as successor to Keybank) and Bank Leumi.

10.20 Eighth Amendment to Loan Agreement dated as of December 2, 2000 among the Company, Citibank, IDNY, Dime Savings Bank of New York (as successor to Keybank) and Bank Leumi.

10.21 Ninth Amendment to Loan Agreement dated as of June 2, 2001 among the Company, Citibank, IDNY, Dime Savings Bank of New York (as successor to Keybank) and Bank Leumi. *

10.22 Amended and Restated Loan Agreement dated as of October 31, 2001 among the Company, Citibank, Israel Discount Bank of New York, and Bank Leumi USA. *

11.         Statement re computation of per share income (loss). Not required.

21. Listing of the Company's subsidiaries all of which are wholly owned by the Company.

Subsidiaries                     State of Incorporation
------------                     ----------------------

Namdor Inc.                             New York
City Produce Operating Corp.            New York

*Filed herewith.

b) The Company did not file any Current Reports on Form 8-K during the last quarter of the period covered by this report.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        GRISTEDE'S FOODS, INC.


Dated: March 4, 2002                    By: /s/ John A. Catsimatidis
                                            ------------------------------------
                                            John A. Catsimatidis
                                            Chairman of the Board

          Signature                        Title                       Date
          ---------                        -----                       ----


   /s/ John A. Catsimatidis   Chairman of Board, President and    March 4,  2002
---------------------------   Chief Executive Officer (Chief
John A. Catsimatidis          Executive Officer and Chief
                              Operating Officer)


   /s/ Martin Bring           Director                            March 4,  2002
---------------------------
Martin Bring


   /s/ Frederick Selby        Director                            March 4,  2002
---------------------------
Frederick Selby


   /s/ Kishore Lall           Director                            March 4,  2002
---------------------------
Kishore Lall


   /s/ Gary Pokrassa          Chief Financial Officer             March 4,  2002
---------------------------   (Chief Financial Officer
Gary Pokrassa                 and Chief Accounting Officer)


   /s/ Martin Steinberg       Director                            March 4,  2002
---------------------------
Martin Steinberg


   /s/ Edward P. Salzano      Director                            March 4,  2002
---------------------------
Edward P. Salzano

Independent Auditors' Report

Board of Directors of
Gristede's Foods, Inc.
New York, New York

We have audited the accompanying consolidated balance sheets of Gristede's Foods, Inc. and subsidiaries (the "Company") as of December 2, 2001 and December 3, 2000, and the related consolidated statements of operations, stockholders' equity, and cash flows for the fifty-two weeks, fifty-three weeks and fifty-two weeks ended December 2, 2001, December 3, 2000 and November 28, 1999, respectively. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Gristede's Foods, Inc. and subsidiaries as of December 2, 2001 and December 3, 2000, and the results of their operations and their cash flows for the fifty-two weeks, fifty-three weeks and fifty-two weeks ended December 2, 2001, December 3, 2000 and November 28, 1999, respectively, in conformity with accounting principles generally accepted in the United States of America.


    New York, NY                        /s/ BDO Seidman, LLP
    February 22, 2002                   ----------------------------------------
                                        BDO Seidman, LLP

                                                          Gristede's Foods, Inc.
                                                                and Subsidiaries

                                                     Consolidated Balance Sheets
================================================================================

                                                            December 2,    December 3,
                                                                   2001           2000
--------------------------------------------------------------------------------------
Assets
Current:
    Cash                                                   $    475,873    $   412,408
    Accounts receivable - net of allowance for doubtful
      accounts of $413,000 and $150,000, respectively         6,702,715      6,864,329
    Inventories                                              32,378,606     30,104,955
    Due from related parties - trade                          1,092,571        879,000
    Due from related parties - other                                 --      3,072,000
    Prepaid expenses and other current assets                 2,233,876      2,488,337
--------------------------------------------------------------------------------------
          Total current assets                               42,883,641     43,821,029
--------------------------------------------------------------------------------------
Property and equipment
    Furniture, fixtures and equipment                        18,067,058     16,838,262
    Capitalized equipment leases                             23,970,127     18,714,519
    Leasehold interests and improvements                     52,901,265     47,963,768
--------------------------------------------------------------------------------------
                                                             94,938,450     83,516,549
    Less: Accumulated depreciation and amortization          41,193,533     35,228,221
--------------------------------------------------------------------------------------
          Net property and equipment                         53,744,917     48,288,328
Deposits and other assets                                     1,044,141        951,596
Other assets                                                  3,458,662      3,385,104
======================================================================================
                                                           $101,131,361    $96,446,057
======================================================================================

          See accompanying notes to consolidated financial statements.

                                                          Gristede's Foods, Inc.
                                                                and Subsidiaries

                                                     Consolidated Balance Sheets
================================================================================

                                                           December 2,      December 3,
                                                                  2001             2000
---------------------------------------------------------------------------------------
Liabilities and Stockholders' Equity
Current:
    Accounts payable, trade                              $  26,978,700     $ 26,956,398
    Accrued payroll, vacation and withholdings               2,435,312        2,397,593
    Accrued expenses and other current liabilities           2,067,031        1,343,421
    Capitalized lease obligation - current portion           3,950,221        2,362,457
    Current portion of long-term debt                        2,378,262        6,388,426
---------------------------------------------------------------------------------------
            Total current liabilities                       37,809,526       39,448,295
    Long-term debt-noncurrent portion                       23,108,333       22,027,652
    Due to affiliate                                        15,318,843       12,129,031
    Capitalized lease obligation - noncurrent portion        9,048,692        8,221,842
    Deferred rent                                            4,253,466        3,301,793
---------------------------------------------------------------------------------------
               Total liabilities                            89,538,860       85,128,613
---------------------------------------------------------------------------------------
Commitments and contingencies
Stockholders' equity:
    Common stock, $0.02 par value - shares authorized
       25,000,000; issued and outstanding 19,636,574           392,732          392,732
    Additional paid-in capital                              14,136,674       14,136,674
    Retained earnings (deficit)                             (2,936,905)      (3,211,962)
---------------------------------------------------------------------------------------
          Total stockholders' equity                        11,592,501       11,317,444
---------------------------------------------------------------------------------------
                                                         $ 101,131,361     $ 96,446,057
=======================================================================================

          See accompanying notes to consolidated financial statements.

                                                          Gristede's Foods, Inc.
                                                                and Subsidiaries

                                           Consolidated Statements of Operations
================================================================================

                                                  52 Weeks Ended      53 Weeks Ended      52 Weeks Ended
                                                     December 2,         December 3,        November 28,
                                                            2001                2000                1999
---------------------------------------------------------------------------------------------------------
Sales                                              $ 229,988,315       $ 216,325,214       $ 181,980,204
Cost of sales                                        139,180,967         131,259,228         112,565,940
---------------------------------------------------------------------------------------------------------
        Gross profit                                  90,807,349          85,065,986          69,414,264
Store operating, general and administrative
    expenses                                          71,596,708          67,550,165          57,632,921
Pre-store opening startup costs                          165,000             518,981             799,529
Bad debt expense (credit)                                250,354            (350,000)            500,000
Depreciation and amortization                          7,204,281           6,284,971           4,668,645
Insurance proceeds  - terrorist attack                 1,536,510                  --                  --
Casualty loss - terrorist attack                      (1,068,908)                 --                  --
Nonstore operating expenses:
    Administrative payroll and fringes                 5,445,675           4,930,755           4,059,856
    General office expense                             1,998,374           1,679,382           1,083,721
    Professional fees                                    709,448             649,983             558,124
    Corporate expense                                    176,062             175,829             215,604
---------------------------------------------------------------------------------------------------------
            Operating income (loss)                    3,729,050           3,625,920            (104,136)
---------------------------------------------------------------------------------------------------------
Other income (expense):
    Interest expense                                  (3,537,281)         (3,761,941)         (2,528,677)
    Interest income                                        9,016              24,113              82,865
    Other income                                         173,112             (27,000)            308,773
---------------------------------------------------------------------------------------------------------
        Total other expense                           (3,355,153)         (3,764,828)         (2,137,039)
---------------------------------------------------------------------------------------------------------
Income (loss) before provision
    for income taxes and cumulative effect of
    change in accounting principle                       373,897            (138,908)         (2,241,175)
Provision for income taxes                                98,840              52,000              21,728
---------------------------------------------------------------------------------------------------------
Income (loss) before cumulative effect of
    change in accounting principle                       275,057            (190,908)         (2,262,903)
Cumulative effect of change in accounting
    principle                                                 --                  --            (610,428)
=========================================================================================================
Net income (loss)                                  $     275,057       $    (190,908)      $  (2,873,331)
=========================================================================================================

                                   Continued

                                                          Gristede's Foods, Inc.
                                                                and Subsidiaries

                                           Consolidated Statements of Operations
================================================================================

=========================================================================================================
Net income (loss) per share of common
    stock - basic and diluted:
=========================================================================================================
Income (loss) before cumulative effect
    of change in accounting principle              $        0.01       $       (0.01)      $        (.12)
=========================================================================================================
Cumulative effect of change in
    accounting principle                                      --                  --                (.03)
=========================================================================================================
Net Income (loss)                                  $        0.01       $       (0.01)      $        (.15)
=========================================================================================================
Weighted average common shares
    outstanding                                       19,636,574          19,636,574          19,636,574
=========================================================================================================

          See accompanying notes to consolidated financial statements.

                                                          Gristede's Foods, Inc.
                                                                and Subsidiaries

                                 Consolidated Statements of Stockholders' Equity
================================================================================

                                      Common stock
                                      ------------            Additional         Retained        Total Stock-
                                Number of       Amount          paid-in          Earnings          holders'
                                  Shares                        capital         (deficit)           equity
==============================================================================================================
Balance, November 29, 1998      19,636,574      $392,732      $14,136,674      $  (147,723)      $ 14,381,683
Net loss                                --            --               --       (2,873,331)        (2,873,331)
Balance, November 28, 1999      19,636,574       392,732       14,136,674       (3,021,054)        11,508,352
Net loss                                --            --               --         (190,908)          (190,908)
Balance, December 3, 2000       19,636,574       392,732       14,136,674       (3,211,962)        11,317,444
Net income                              --            --               --          275,057            275,057
--------------------------------------------------------------------------------------------------------------
Balance, December 2, 2001       19,636,574      $392,732      $14,136,674      $(2,936,905)      $ 11,592,501
==============================================================================================================

          See accompanying notes to consolidated financial statements.

                                                          Gristede's Foods, Inc.
                                                                and Subsidiaries

                                           Consolidated Statements of Cash Flows
================================================================================

                                                                 52 Weeks Ended     53 Weeks Ended     52 Weeks Ended
                                                               December 2, 2001        December 3,       November 28,
                                                                                              2000               1999
---------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
Net income (loss)                                                  $   275,057       $   (190,908)      $ (2,873,331)
Adjustments to reconcile loss to net cash provided by
(used) in operating activities:
     Depreciation and amortization                                   7,204,281          6,284,971          4,668,645
     Allowance for doubtful accounts                                   262,807           (350,000)           500,000
     Gain on sale of store                                            (192,177)                --           (279,163)
Changes in operating assets and liabilities:
     Accounts receivable                                              (101,193)        (1,314,582)          (857,227)
     Due from related parties - trade                                 (213,571)          (879,000)                --
     Due from related parties - other                                3,072,000         (3,072,000)                --
     Inventories                                                    (2,273,651)        (4,863,279)        (6,815,875)
     Prepaid expenses and other current assets                         254,461           (726,959)          (440,447)
     Notes receivable                                                       --            562,826          1,013,170
     Other assets                                                     (677,252)        (1,205,321)        (1,559,168)
     Accounts payable, trade                                            22,302         12,531,049          2,473,914
     Accrued payroll, vacation and withholdings                         37,719            970,442           (116,597)
     Accrued expenses and other current liabilities                    723,610           (167,269)           294,836
     Deferred rent                                                     951,673            909,040            718,902
---------------------------------------------------------------------------------------------------------------------
Net cash provided by (used in) operating activities                  9,346,065          8,489,010         (3,272,341)
---------------------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
     Proceeds from sale of store                                       225,000                 --            400,000
     Capital expenditures                                           (6,475,969)        (8,583,643)        (7,716,367)
---------------------------------------------------------------------------------------------------------------------
Net cash used in investing activities                               (6,250,969)        (8,583,643)        (7,316,367)
---------------------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
     Repayments of bank loans                                       (3,429,483)        (1,366,667)        (2,564,611)
     Repayments of capitalized lease obligations                    (3,291,959)        (2,390,405)        (1,103,137)
     Proceeds from bank loans                                          500,000            950,000          9,419,138
     Net proceeds from affiliate                                     3,189,812          3,015,531          5,082,106
---------------------------------------------------------------------------------------------------------------------
Net cash provided by (used in) financing activities                 (3,031,630)           208,459         10,833,496
---------------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash                                        (63,465)           113,826            244,788
Cash, beginning of period                                              412,408            298,582             53,794
=====================================================================================================================
Cash, end of period                                                $   475,873       $    412,408       $    298,582
=====================================================================================================================
Supplemental disclosures of cash flow
     Cash paid for interest                                        $ 3,764,726       $  3,814,882       $  2,241,019
     Cash paid for income taxes                                         97,135             84,930             59,928
=====================================================================================================================
Supplemental disclosure of non-cash investing and
financing activities
     Capital leases - property and equipment and other assets      $ 5,706,573       $  5,752,726       $  4,643,443
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

                                                          Gristede's Foods, Inc.
                                                                and Subsidiaries

                                      Notes to Consolidated Financial Statements
================================================================================

1. Business and Basis of Presentation

As of December 2, 2001, Gristede's Foods, Inc. and subsidiaries (the "Company") operates 42 supermarkets, two pharmacies and a distribution facility in the New York Metropolitan area.

On August 12, 1999, the Company changed its name from Gristede's Sloan's Inc., ("Sloan's") to Gristede's Foods, Inc. to reflect its strategy of changing its "Sloan's" banner locations to "Gristede's" subsequent to a store remodeling.

On November 10, 1997, the Company acquired certain assets, net of liabilities, of 29 selected supermarkets and a wholesale distribution business ("The Food Group") controlled by John Catsimatidis (the "majority shareholder") of the Company. The transaction was accounted for as the acquisition of Sloan's by The Food Group pursuant to Emerging Issues Task Force 90-13 as a result of The Food Group obtaining control of Sloan's after the transaction. The assets and liabilities of The Food Group (the "Acquiror") are recorded at their historical cost. The assets and liabilities were recorded at their fair value to the extent acquired. Consideration for the transaction was based on an aggregate of $36,000,000 in market value of the Company's common stock and the assumption of $4,000,000 of liabilities. The Company issued 16,504,298 shares of common stock on the date of the acquisition based on a market price of $2.18 per share.

The Company did not recognize any gain or loss as a result of the above acquisition. The Company underwent an "Ownership Change" within the meaning of
Section 382 of the Internal Revenue Code of 1986, as amended, as a consequence of the transaction. As a result, the Company's ability to offset its net operating loss carryforwards against income earned after the transaction is limited.

                                                          Gristede's Foods, Inc.
                                                                and Subsidiaries

                                      Notes to Consolidated Financial Statements
================================================================================

2. Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of Gristede's Foods, Inc. and its wholly-owned subsidiaries. All material intercompany accounts and transactions have been eliminated in consolidation.

Fiscal Year

The Company's fiscal year ends on the Sunday closest to November 30. The fiscal years ended December 2, 2001, December 3, 2000 and November 28, 1999 include 52, 53 and 52 weeks respectively.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash on hand, and highly liquid investments which are readily convertible to known amounts of cash and which have maturities of three months or less.

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

Store Pre-opening Expenses and Closing Costs

Statement of Position 98-5, "Accounting for Start-up Costs", requires an entity to expense all start-up related costs as incurred for fiscal years beginning after December 15, 1998 and to write down the unamortized portion of such costs previously capitalized. The Company adopted SOP 98-5 during 1999, and accordingly, costs incurred prior to the opening of a new store, associated with a remodeled store, or related to the opening of a

                                                          Gristede's Foods, Inc.
                                                                and Subsidiaries

                                      Notes to Consolidated Financial Statements
================================================================================

distribution facility are charged against earnings as pre-store opening start-up costs when incurred. When a store is closed, the Company expenses unrecoverable costs and accrues a liability equal to the present value of the remaining lease obligations, net of expected sublease income. As a result of this adoption in 1999 the Company took a one-time, non-cash charge reflecting the cumulative effect of a change in an accounting principle in the amount of $610,000, representing such costs capitalized as of the beginning of fiscal year 1999. During 2001, 2000 and 1999, $165,000, $519,000 and $800,000 of pre-store opening start-up costs were expensed, respectively.

Significant Concentrations

During fiscal 2001, 2000 and 1999, the Company purchased approximately 39%, 38% and 40%, respectively, of its merchandise from a single supplier. If the Company's relationship with this supplier were disrupted, the Company could purchase from other suppliers without negative impact on its business.

Inventories

Store inventories are valued principally at the lower of cost or market with cost determined under the retail method.

Property, Equipment, Depreciation and Amortization

Property and equipment are stated at cost. Depreciation of furniture, fixtures and equipment is computed by the straight-line method over the estimated useful lives of the assets, with lives ranging from seven to ten years. Leasehold interest and improvements are amortized over the shorter of their estimated useful lives or the lease term, on a straight-line basis, including optional periods where the Company intends to exercise its option.

Software Costs

The Company follows the provisions of the American Institute of Certified Public Accountants' Statement of Position 98-1,

                                                          Gristede's Foods, Inc.
                                                                and Subsidiaries

                                      Notes to Consolidated Financial Statements
================================================================================

"Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1"). SOP 98-1 requires the capitalization of certain internally generated software costs. In fiscal 2001 the Company capitalized $500,000 of such software costs. In previous years the amount was not material. Such software is amortized over three years and for fiscal 2001 the Company recorded amortization expense of $18,000.

Leases

The Company charges the cost of operating lease payments and beneficial leaseholds to operations on a straight-line basis over the lives of the leases.

Advertising Expense

The Company expenses advertisement costs when the advertisement is first shown. During 2001, 2000 and 1999, $1,572,963, $1,555,707 and $1,290,121 of advertising costs were expensed, respectively.

Other Assets

Other assets consist mainly of acquisition, prescription lists and financing costs and are amortized on a straight-line basis over five to ten years. Non-compete agreements generally are amortized over the life of the agreement up to ten years.

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

The fair value of long-term debt, consisting of the term loans and revolving loan payable as of December 2, 2001 and December 3, 2000, approximates the recorded book value because of the fluctuating interest rates. It was not practical to determine the fair value of the amount due to affiliate, because of the uncertain repayment terms.

                                                          Gristede's Foods, Inc.
                                                                and Subsidiaries

                                      Notes to Consolidated Financial Statements
================================================================================

Long-Lived Assets

During 1995, SFAS No. 121, "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to Be Disposed Of", was issued. SFAS No. 121 requires the Company to review long-lived assets and certain identifiable assets related to those assets for impairment whenever circumstances and situations change such that there is an indication that the carrying amounts may not be recoverable. If the undiscounted future cash flows of the enterprise are less than their carrying amounts, their carrying amounts are reduced to fair value and an impairment loss is recognized. No impairment losses have been necessary through December 2, 2001.

Earnings (Loss) per Share

The Company follows SFAS No. 128, "Earnings Per Share," ("EPS") which requires a presentation of basic EPS and diluted EPS. Basic EPS excludes dilution and is computed by dividing earnings available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS assumes conversion of convertible debt and the issuance of common stock for all other potentially dilutive equivalent shares outstanding. Diluted EPS is not shown since the options which could potentially dilute basic EPS would have been anti-dilutive for the periods presented.

Reclassification

Certain reclassifications were made to the fiscal 2000 and 1999 consolidated financial statements to conform to the fiscal 2001 presentation.

Recent Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). SFAS No. 133 represents a comprehensive framework of accounting rules that standardizes the

                                                          Gristede's Foods, Inc.
                                                                and Subsidiaries

                                      Notes to Consolidated Financial Statements
================================================================================

accounting for all derivatives. SFAS No. 133 applies to all entities and to all types of derivatives, and is effective as amended in fiscal year 2001. The adoption of SFAS 133 in fiscal 2001 did not affect the financial statements of the Company.

In June 2001, the Financial Accounting Standards Board finalized FASB Statements No. 141, Business Combinations (SFAS 141), and No. 142, Goodwill and Other Intangible Assets (SFAS 142). SFAS 141 requires the use of the purchase method of accounting and prohibits the use of the pooling-of-interests method of accounting for business combinations initiated after June 30, 2001. SFAS 141 also requires that the Company recognize acquired intangible assets apart from goodwill if they meet certain criteria. SFAS 141 applies to all business combinations initiated after June 30, 2001 and for purchase business combinations completed on or after July 1, 2001. It also requires, upon adoption of SFAS 142, that the Company reclassify the carrying amounts of intangible assets and goodwill based on the criteria in SFAS 141. The Company believes that the adoption of SFAS 141 will not materially affect the financial statements of the Company.

SFAS 142 requires, among other things, that companies no longer amortize goodwill, but instead test goodwill for impairment at least annually. In addition, SFAS 142 requires that the Company identify reporting units for the purposes of assessing potential future impairments of goodwill, reassess the useful lives of other existing recognized intangible assets, and cease amortization of intangible assets with an indefinite useful life. An intangible asset with an indefinite useful life should be tested for impairment in accordance with the guidelines in SFAS 142. SFAS 142 is required to be applied in fiscal years beginning after December 15, 2001 to all goodwill and other intangible assets recognized at that date,

                                                          Gristede's Foods, Inc.
                                                                and Subsidiaries

                                      Notes to Consolidated Financial Statements
================================================================================

regardless of when those assets were initially recognized. It also requires the Company to complete a transitional goodwill impairment test within six months from the date of adoption. The Company is also required to reassess the useful lives of other intangible assets within the first interim quarter after adoption of SFAS 142. The Company believes that the adoption of SFAS 142 will not materially affect the financial statements of the Company.

3. Related Party Transactions

a) On February 6, 1998, the Company agreed to purchase substantially all of the assets and assumed certain of the liabilities of a supermarket located at 1644 York Avenue, New York City, that was owned by a corporation controlled by the majority shareholder. On March 1, 2000 the Company and the affiliate determined to restructure the transaction by rescinding the purchase effective as as of February 6, 1998, and entering into an operating agreement which gives the Company full control of the supermarket and the right to operate the supermarket for the account of the Company. The operating agreement presently terminates on December 1, 2002, but the term shall be extended for additional one year periods unless either party shall give notice of termination not later than 90 days prior to the end of the then current term of the agreement. Under the operating agreement, the Company shall pay to the affiliate $1.00 per annum, plus such other consideration as may be approved by the Company's directors (excluding John Catsimatidis). Pursuant to the operating agreement the Company or any designee of the Company, also has the option until December 31, 2005 to purchase the supermarket for $2,778,000, which price is the fair market price of the supermarket established on October 11, 1999 by the Company's directors (excluding John Catsimatidis).

      In May 2000, another affiliate and the Company entered into a similar operating agreement for a store owned by the affiliate. As

                                                          Gristede's Foods, Inc.
                                                                and Subsidiaries

                                      Notes to Consolidated Financial Statements
================================================================================

consideration, the affiliate receives the nominal amount of $1 per annum, plus such other consideration as may be approved by the Company's directors (excluding John Catsimatidis). The operating agreement presently terminates on May 10, 2003, but the term shall be extended for additional one year periods unless either party shall give notice of termination not later than 90 days prior to the end of the then current term of the agreement. Pursuant to the operating agreement, the Company, or any designee of the Company, also has the option until December 31, 2005 to purchase the supermarket for the fair market price of the supermarket as established by the Company's directors (excluding John Catsimatidis) using a valuation criterion similar to that issued for valuing the store at 1644 York Avenue, New York City. It is management's opinion that the fair market value of this store is approximately $3 million.

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

      In connection with the restructure of the transaction relating to the supermarket located at 1644 York Avenue, $3,072,000 was included in "Due from related parties - other" on the accompanying balance sheet as of December 3, 2000. Such amount has been paid or offset against amounts due from affiliates during Fiscal 2001.

(b) Under a management agreement dated November 10, 1997 (the "Management Agreement"), Namdor Inc., a subsidiary of the Company, performs consulting and managerial services for supermarkets owned by corporations

                                                          Gristede's Foods, Inc.
                                                                and Subsidiaries

                                      Notes to Consolidated Financial Statements
================================================================================

controlled by the majority shareholder. In consideration of such services, Namdor Inc. is entitled to receive, on a quarterly basis, a cash payment of one and one-quarter (1.25%) percent of all sales of inventory and merchandise made at or from the managed supermarkets. During 2001, 2000, and 1999, management fee income was $47,222, $66,244, and $99,732, respectively.

(c) Certain stores have entered into capital and operating leases with an affiliate, C & S Acquisition Corp. (formerly Red Apple Leasing, Inc). (a company wholly owned by the majority shareholder). Such leases are primarily for store operating equipment. Obligations under capital leases at December 2, 2001 and December 3, 2000 were $1,409,251 and $63,042, respectively and require monthly payments of $76,790 through July 2003. In January 2002, the Company entered into an amendment of these leases, which will result in the availability of additional financing of $2,750,000. Such monthly payments will be extended through March 2007 and will constitute the debt service required of the Company on the new financing.

      The Company leases the following locations: a 25,000 square foot warehouse, its office facilities and five store locations from affiliates. During fiscal 2001 the Company paid to such affiliates $1,610,000 for rent and real estate taxes under such leases. The lease terms provide for an aggregate of $1,935,000 per year in lease payments for fiscal 2002. The leases are triple net whereby the tenant pays all real estate taxes, insurance and maintenance. (See
Note 6.)

(d) Certain stores have entered into capital leases with an affiliate, United Acquisition Leasing Corp. (a company wholly owned by the majority shareholder). Such leases are primarily for store equipment. Obligations under capital leases at

                                                          Gristede's Foods, Inc.
                                                                and Subsidiaries

                                      Notes to Consolidated Financial Statements
================================================================================

December 2, 2001 were $1,416,433 and require monthly payments of $31,609 through November 2006.

(e) MCV Advertising Associates Inc., a company owned by the majority shareholder, had provided advertising services to the Company. During 2000 and 1999, costs incurred were $1,306,218, $1,191,957, respectively. The Company no longer uses MCV and buys advertising direct instead.

(f) Wolf, Block, Schorr and Solis Cohen, LLP, a law firm of which a director of the Company was a partner, charged the Company $65,906, $225,322, and $235,260 in fees for rendering legal services to the Company during 2001, 2000, and 1999, respectively.

(g) Due from related parties - trade, represents amounts due from affiliated companies for merchandise shipped from the Company's subsidiary City Produce Operating Corp. in the ordinary course of business and for which payments are made to such subsidiary on a continuous basis under extended terms, as well as management fees receivable for administrative and managerial services performed for the affiliated companies by the Company. During 2001 and 2000, merchandise sales to affiliates were $1,792,174 and $636,562, respectively. This affiliate purchased its merchandise from a third party prior to 2000.

                                                          Gristede's Foods, Inc.
                                                                and Subsidiaries

                                      Notes to Consolidated Financial Statements
================================================================================

4. Other Assets

Additions in 2001 totaling $1,037,687 consist of $298,436 in debt costs, a $50,000 covenant not to compete, $502,344 in customer lists and $186,907 of other items. None of these items have residual value and all have a weighted average life of five years.

                                                  Accumulated                       Amortization
At December 2, 2001:                   Cost      amortization    Net book value          expense
                                       ----      ------------    --------------          -------
Acquisition costs, consisting
mainly of professional fees        $1,471,848      $1,056,434        $  415,414         $251,092
Non-compete covenants               1,515,316         834,640           680,676          169,031
Debt costs                          1,119,914         546,558           573,356          156,191
Prescription lists                  1,700,582         258,719         1,441,863          201,174
Other                                 601,572         254,219           347,353          186,641
================================================================================================
Totals                             $6,409,232      $2,950,570        $3,458,662         $964,129
------------------------------------------------------------------------------------------------

                                                  Accumulated                       Amortization
At December 3, 2000:                   Cost      amortization    Net book value          expense
                                       ----      ------------    --------------          -------
Acquisition costs, consisting
mainly of professional fees        $1,471,848      $  805,342        $  666,506         $289,344
Non-compete covenants               1,465,316         665,609           799,707          129,926
Debt costs                            821,478         390,367           431,111          133,362
Prescription lists                  1,198,238          57,546         1,140,692           43,186
Other                                 414,665          67,577           347,088           34,575
================================================================================================
Totals                             $5,371,545      $1,986,441        $3,385,104         $630,393
================================================================================================

Estimated total amortization expense for the next five years is as follows:

                  -----------------------------------------------------
                  2002                                       $1,253,922
                  -----------------------------------------------------
                  2003                                        1,122,637
                  -----------------------------------------------------
                  2004                                          642,256
                  -----------------------------------------------------
                  2005                                          437,590
                  -----------------------------------------------------
                  2006                                           85,698
                  -----------------------------------------------------

                                                          Gristede's Foods, Inc.
                                                                and Subsidiaries

                                      Notes to Consolidated Financial Statements
================================================================================

The transition to accounting for intangible assets under Statement 142 effective with the fiscal year ended December 1, 2002 will not result in any material changes to the above items.

5. Due to Affiliate

Amounts due to an affiliate, United Acquisition Corp., a corporation indirectly wholly owned by the majority shareholder, represent liabilities in connection with the consummation of the merger as discussed in Note 1 and additional advances made by the affiliate since the merger. The affiliate has agreed not to demand payment of these liabilities in the next fiscal year. Accordingly, the liability has been classified as noncurrent. As part of post-closing adjustments in connection with the Food Group Acquisition, approximately $3,600,000 in due from affiliates has been offset against the amounts due to United Acquisition Corp. The net amount due to affiliate at December 2, 2001 and December 3, 2000 was $15,318,843 and $12,129,031, respectively. Of these amounts $12,800,000 and $9,000,000, respectively was subordinated to the Company's banks. (See Note 8.) The liability presently does not bear interest. However, the Company's credit agreement with its banks permits the Company to pay interest on such subordinated debt provided the Company has a positive net income.

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

Rent expense, including taxes, insurance and maintenance costs, under non-cancelable operating

                                                          Gristede's Foods, Inc.
                                                                and Subsidiaries

                                      Notes to Consolidated Financial Statements
================================================================================

leases, (including leases with related parties), for the fiscal years ended December 2, 2001, December 3, 2000 and November 28, 1999, respectively, is as follows:

                                          2001             2000             1999
--------------------------------------------------------------------------------
Facilities:  Base rents            $15,805,048      $13,245,918      $11,913,291
Contingent rent                         48,000           76,671           20,000
--------------------------------------------------------------------------------
Rent expense - facilities          $15,853,048      $13,322,589      $11,933,291
================================================================================
Equipment rental                   $   644,961      $ 1,159,178      $ 1,235,513
================================================================================

Related party rent expense for facilities was $1,610,022, $1,236,420 and $636,059 for the years ended December 2, 2001, December 3, 2000 and November 28, 1999, respectively.

Related party rent expense for equipment leases was $484,856 for each of the years ended December 3, 2000 and November 28, 1999, respectively. By the terms of amendments to these leases, they became capital leases in the year ended December 2, 2001.

Future minimum lease commitments under noncancellable leases as of December 2, 2001 are ($000s):

                                                          Gristede's Foods, Inc.
                                                                and Subsidiaries

                                      Notes to Consolidated Financial Statements
================================================================================

                                    Equipment Operating      Facilities--Minimum
Fiscal year ending                        Leases                  Commitment
--------------------------------------------------------------------------------
      2002                                 $188                    $ 13,852
      2003                                  188                      13,815
      2004                                  174                      13,601
      2005                                  124                      13,272
      2006                                    7                      13,085
      Thereafter                             --                      74,231
--------------------------------------------------------------------------------
                                           $681                    $141,857
================================================================================

The above table includes renewal periods where used to determine depreciable asset life.

The net book value of all assets under capital leases including related party capital leases at December 2, 2001 is approximately $15.2 million.

      The future net minimum lease payments under capital leases are as follows ($000s):

--------------------------------------------------------------------------------
Fiscal year ending
--------------------------------------------------------------------------------
        2002                                                             $ 5,043
        2003                                                               4,784
        2004                                                               3,412
        2005                                                               1,441
        2006                                                                 465
        Thereafter                                                             0
--------------------------------------------------------------------------------
                                                                          15,145
Less:  Amount representing interest                                        2,146
--------------------------------------------------------------------------------
Present value of net minimum lease payments                               12,999
Less current obligation                                                    3,950
================================================================================
Long term lease obligations                                              $ 9,049
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

As of December 2, 2001, the Company had net operating loss carryforwards of approximately $8.6 million, which expires through fiscal 2020.

Internal Revenue Code Section 382 provides for the limitation on the use of net operating loss carryforwards in years subsequent to a more than 50% cumulative change in ownership. The Company believes that a more than 50% cumulative change in ownership occurred in November 1997. (See Note 1) As a future consequence of the transaction, the Company's ability to offset its net operating loss carry forwards of approximately $5.7 million at the merger against income earned after the transaction may be limited. If any of the Federal net operating loss carryforwards are realized, any tax benefit will be credited to additional paid-in capital.

The Company had net deferred tax assets of approximately $9 million at December 2, 2001 and

                                                          Gristede's Foods, Inc.
                                                                and Subsidiaries

                                      Notes to Consolidated Financial Statements
================================================================================

December 3, 2000. At December 2, 2001 and December 3, 2000, a valuation allowance has been provided against the deferred tax assets since management cannot predict, based on the weight of available evidence, that it is more likely than not that such assets will be ultimately realized. Accordingly no deferred income taxes were recognized in any of the periods.

The provision (benefit) for income taxes for fiscal 2001, 2000 and 1999 consisted of state and local income taxes only which amounted to approximately $99,000, $52,000 and $22,000, respectively.

Deferred tax (assets) liabilities at December 2, 2001 and December 3, 2000 are comprised of the following elements:

                                                         2001               2000
                                                 ===============================
Net operating loss carryforwards                 $(4,294,000)       $(5,295,000)
Deferred revenue taxable currently                  (384,000)          (493,000)
Allowance for uncollectable accounts                (207,000)           (75,000)
Depreciation and amortization                     (2,595,000)        (1,586,000)
Deferred rent not currently deductible            (1,963,000)        (1,651,000)
                                                 -----------        -----------
Deferred tax (assets) liabilities, net            (9,443,000)        (9,100,000)
Less valuation allowance                           9,443,000          9,100,000
                                                 -----------        -----------
Net deferred tax                                 $        --        $        --
                                                 ===========        ===========

                                                          Gristede's Foods, Inc.
                                                                and Subsidiaries

                                      Notes to Consolidated Financial Statements
================================================================================

8. Debt

Effective October 2001, the Company's credit agreement with a group of banks was amended and increased to an aggregate total of $32,500,000, consisting of a $15,500,000 term loan and a $17,000,000 revolving line of credit. As of December 2, 2001, the credit facility as amended, provides for (i) a maturity date of November 28, 2004 for the revolving line of credit, and December 3, 2006 for the term loan, at which time all amounts outstanding thereunder are due, (ii) certain financial covenants, and (iii) amortization of the term loan in monthly amortizations totaling $2,000,000, $2,300,000, $2,600,000, $2,900,000 and
$3,200,000 respectively in each year during its term, and a $2,500,000 balloon payment at maturity.

                                                          Gristede's Foods, Inc.
                                                                and Subsidiaries

                                      Notes to Consolidated Financial Statements
================================================================================

Long-term debt at December 2, 2001 and December 3, 2000 consists of the following:

                                                           2001             2000
--------------------------------------------------------------------------------
Note payable in annual installments of $66,667 $ 36,595 $ 133,333 plus accrued interest commencing September
30, 2000 at an interest rate of 9%

Note payable $75,000 that was due on January            150,000          150,000
29, 2001; $75,000 that was due June 14, 2001,
plus accrued interest commencing September
14, 2000 at an interest rate of 9%

Term loans payable to banks due December 3,          15,500,000       14,132,745
2006 and November 30, 2003, respectively

Revolving loan payable to bank due November           9,800,000       14,000,000
28, 2004 and November 30, 2003, respectively
--------------------------------------------------------------------------------
                                                     25,486,595       28,416,078
--------------------------------------------------------------------------------
Less:  Current Portion                                2,378,262        6,388,426

--------------------------------------------------------------------------------
                                                    $23,108,333      $22,027,652
================================================================================

Interest on prime-based loans under the credit facility is payable monthly in arrears; interest on LIBOR-based loans under the credit facility is payable at the end of the applicable interest period.

During the year ended December 2, 2001 the interest rates ranged from 5.19% to 8.58% on the LIBOR-based loans (total principal balance of $24,800,000 at December 2, 2001) and from 6.25% to 10.75% on the prime-based loans (total principal balance of $500,000 at December 2, 2001). The overall weighted average interest rate paid to the banks during the year ended December 2, 2001 was 7.73%.

The loans are collateralized by certain assets of the Company, including receivables, inventory and store equipment.

                                                          Gristede's Foods, Inc.
                                                                and Subsidiaries

                                      Notes to Consolidated Financial Statements
================================================================================

Principal maturities of long-term debt as of December 2, 2001 are as follows:

Fiscal year ending
---------------------------------------------------------------
         2002                                       $ 2,378,262
         2003                                         2,325,000
         2004                                        12,425,000
         2005                                         2,925,000
         2006                                         5,433,333
---------------------------------------------------------------
Total maturities                                    $25,486,595
===============================================================

9. Retirement Plan

The Company participates in various defined contribution multi-employer union pension plans, which are administered jointly by management and union representatives, and which sponsor most full-time and certain part-time union employees. The pension expense for these plans approximated $1,052,000, $999,000 and $740,000 for 2001, 2000 and 1999, respectively. The Company could, under certain circumstances, be liable for unfunded vested benefits or other expenses of jointly administered union/management plans.

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

The Company currently has one incentive grant and five nonqualified grants under which stock options may be granted to officers, directors and key employees of the Company. The options to purchase shares of common stock generally are issued at fair market value on the date of the grant, begin vesting over three to five years, and expire ten years from issuance and are conditioned upon

                                                          Gristede's Foods, Inc.
                                                                and Subsidiaries

                                      Notes to Consolidated Financial Statements
================================================================================

continual employment during the vesting period.

Under the incentive grant and the nonqualified grants, the Company granted options to purchase up to 927,500 shares of common stock.

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

SFAS No. 123 requires the Company to provide pro forma information regarding net loss and earnings per share as if compensation cost of the Company's stock option plans had been determined

                                                          Gristede's Foods, Inc.
                                                                and Subsidiaries

                                      Notes to Consolidated Financial Statements
================================================================================

in accordance with the fair value based method prescribed in SFAS No. 123. The Company estimates the fair value of each stock option at the grant date by using the Black Scholes option-pricing model with the following weighted average assumptions used for grants. During 2000 and 2001 there were no options granted.

                                                                         1999
--------------------------------------------------------------------------------
Dividend yield                                                             0%
Risk free interest rate                                                    5%
Expected lives                                                          10 years
Volatility                                                                31%

Under the accounting provisions of SFAS No. 123, the Company's loss and earnings per share would have been adjusted to the pro forma amounts indicated below:

                                                          2001          2000            1999
--------------------------------------------------------------------------------------------
Loss before cumulative effect of
   change in accounting principle
As reported                                           $275,057    $(190,908)    $(2,262,903)
Pro forma                                              240,487     (310,861)     (2,540,778)
Net earnings (loss) per share - basic and diluted:
As reported                                           $    .01    $    (.01)    $      (.12)
Pro forma                                             $    .01    $    (.02)    $      (.13)

                                                          Gristede's Foods, Inc.
                                                                and Subsidiaries

                                      Notes to Consolidated Financial Statements
================================================================================

      A summary of the status of the Company's stock option plans is presented below:

                                                                Weighted Average
                                                    Shares       Exercise Price
--------------------------------------------------------------------------------
Balance, November 29, 1998                        1,260,000          $3.37
    Granted:                                        292,500           2.37
    Exercised:                                           --             --
    Forfeited:                                     (130,000)          2.90
--------------------------------------------------------------------------------
Balance, November 28, 1999                        1,422,500           3.21
    Granted:                                             --             --
    Exercised:                                           --             --
    Forfeited:                                      (22,000)          2.90
--------------------------------------------------------------------------------
Balance, December 3, 2000                         1,400,500           3.21
    Granted:                                             --             --
    Exercised:                                           --             --
    Forfeited:                                      (45,000)          3.33
--------------------------------------------------------------------------------
Balance, December 2, 2001                         1,355,500          $3.21
--------------------------------------------------------------------------------

Options exercisable as of December 2, 2001 and December 3, 2000 were 1,322,167 and 1,143,000, respectively.

All options prior to November 10, 1997 were assumed from Sloan's by the Company. The following table summarizes information as of December 2, 2001 concerning outstanding and exercisable options:

                      Options Outstanding                                     Options Exercisable
                 ============================                           ==============================
                                    Weighted
                                    Average
 Range of                          Remaining           Weighted                            Weighted
 exercise           Number        Contractual           Average           Number            Average
  prices         Outstanding          Life          Exercise Price      Exercisable     Exercise Price
------------------------------------------------------------------------------------------------------
  $3.75             275,000           2.9                $3.75             275,000           $3.75
   5.63             101,000           3.0                 5.63             101,000            5.63
   3.81              22,000           3.0                 3.81              22,000            3.81
   2.87             250,000           4.7                 2.87             250,000            2.87
   5.00              75,000           0.8                 5.00              75,000            5.00
   2.63             532,500           6.3                 2.63             532,500            2.63
   1.88             100,000           7.3                 1.88              66,667            1.88
------------------------------------------------------------------------------------------------------
  $1.88-5.63      1,355,500           4.8                $3.21           1,322,167           $3.25
======================================================================================================

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

On September 30, 1994, the defendants filed a motion to dismiss for failure to state a cause of action and for lack of subject matter jurisdiction over the state claims. The motion was denied. In June 1995, the plaintiff filed a motion for class certification, which motion was granted in March 1996. Fact discovery was completed by the end of June 1998. Expert discovery was completed by the end of 1998. Plaintiff's expert prepared a report claiming that plaintiffs have suffered damages in an amount in excess of $3,000,000. In August 1999, defendants moved to exclude plaintiff's expert report, which motion was denied. In June 2000, the Company filed a motion for summary judgment. In February 2002, the court dismissed plaintiff's state law claim under Article 23-A of the General Business Law of New York, as well as plaintiff's claim for breach of

                                                          Gristede's Foods, Inc.
                                                                and Subsidiaries

                                      Notes to Consolidated Financial Statements
================================================================================

fiduciary duty, but denied the Company's motion with respect to the plaintiff's claim under Section 10(b) of the Securities Exchange Act of 1934, as amended and Rule 10(b)-5 promulgated thereunder, as well as plaintiff's claim of fraud under state common law, finding that there were outstanding issues of fact which needed to be determined at trial. Pre-trial conference has been scheduled for March 4, 2002.

At this state of the litigation, the outcome cannot be predicted with certainty. However, the Company believes that it has a viable defense that may result in dismissal of RMED's claims.

2.) Ansoumana v. Great Atlantic & Pacific Tea Company, Inc. d/b/a/ A&P, Shopwell Inc. - d/b/a Food Emporium, Gristede's Operating Corp, Duane Reade, Inc., Charlie Bauer, individually and d/b/a B&B Delivery Service a/k/a Citi Express, Scott Weinstein and Steven Pilavan, ind. and d/b/a Hudson Delivery Service Inc., Chelsea Trucking, Inc. a/k/a Hudson York.

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

In its answer, the Company denied the allegations and

                                                          Gristede's Foods, Inc.
                                                                and Subsidiaries

                                      Notes to Consolidated Financial Statements
================================================================================

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

On July 23, 2001, the Company terminated its Delivery Service Agreement with Great American Delivery Co., Inc. ("Great American") because Great American breached the terms of the contract. Based upon that termination, Great American commenced a breach of contract action in Supreme Court, Nassau County, against the Company and obtained a preliminary injunction compelling the Company to retain Great American as its delivery service contractor.

Thereafter, Great American was found to be in contempt of several orders and added as a party-defendant by motion to amend the complaint in the Ansoumana v. the Company's action. In response to those proceedings, Great American filed for bankruptcy. Hence, the breach of contract action commenced by Great American against the Company was stayed. The Company transferred the case to the United States Bankruptcy Court in the Eastern District of New York and is moving to have the case transferred further to

                                                          Gristede's Foods, Inc.
                                                                and Subsidiaries

                                      Notes to Consolidated Financial Statements
================================================================================

the judge assigned to Ansoumana v. Gristede's in the United States District Court of the Southern District of New York. When this is done, the Company will move the Court to have the matter dismissed.

3.) Red Apple Supermarkets, Inc., Gristede's Supermarkets, Inc., Supermarket Acquisition Corp., and Gristede's Sloan's Inc.,Plaintiffs, against Rite Aid Corporation and Rite Aid of New York, Inc., Defendants

      Pursuant to a settlement agreement dated Feburary 22, 1999 (the "Settlement Agreement"), between the Company and Rite Aid Corporation ("Rite Aid"), Rite Aid agreed to compromise a dispute between the parties arising out of a written lease purchase agreement dated September 2, 1994 (the "Lease Purchase Agreement). Pursuant to the Settlement Agreement, Rite Aid agreed to pay the sum of $400,000 (the "Settlement Sum") to the Company in full and final satisfaction of certain claims and disputes regarding defendants' breaches of the Lease Purchase Agreement. However, to date, Rite Aid has failed and refused to pay any portion of the Settlement Sum as required by the Settlement Agreement. Consequently, on June 5, 2000, plaintiffs filed a complaint in the Supreme Court of the State of New York (New York County) which alleged: Breach of Settlement Agreement, Breach of Good Faith and Fair Dealing and Breach of Lease Purchase Agreement. Such complaint seeks judgment against Rite Aid in the full amount of the Settlement Sum, together with interest from February 22, 1999.

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

                                                          Gristede's Foods, Inc.
                                                                and Subsidiaries

                                      Notes to Consolidated Financial Statements
================================================================================

To date, no depositions have been taken. At this stage of litigation, it is too early to determine the outcome of the litigation. However, it is the opinion of the Company's counsel that the likelihood of success on the Company's claim for breach of the Settlement Agreement is substantial. A receivable in the amount of $400,000 from Rite Aid is included in receivables as of December 2, 2001.

12. Impact of the Terrorist Attacks of September 11, 2001

The Company has two stores in the World Trade Center area of Manhattan, which were forced to close as a result of the terrorist attacks of September 11, 2001. One store reopened for business on October 1, 2001, the other is being renovated. The Company has suffered property damage losses, including inventory, costs to repair and clean fixtures and facilities and loss of revenue. Management has filed claims for the above losses with its insurance carriers, including business interruption, and estimates net proceeds of approximately $1.5 million, along with costs incurred of approximately $1.1 million. The Company received an advance of $300,000 against these claims in October 2001. Management believes it is probable that payment will be received for the claim in the upcoming fiscal year.

                                                          Gristede's Foods, Inc.
                                                                and Subsidiaries

                                      Notes to Consolidated Financial Statements
================================================================================

13. Quarterly Financial Data (Unaudited) ($000s)

Financial data for the interim periods of Fiscal 2001 and Fiscal 2000 is as follows:

                                  13 weeks       13 weeks         13 weeks         13 weeks
                                     ended          ended            ended            ended            Fiscal
                                  March 4,        June 3,     September 2,      December 2,
                                      2001           2001             2001             2001              2001
-------------------------------------------------------------------------------------------------------------
Sales                              $59,586        $56,949        $ 53,570         $ 59,883         $ 229,988
Gross Profit                        23,098         22,731          21,539           23,439            90,807
Net Income (loss)                  $   461        $   330        $   (473)        $    (43)        $     275
Net Income (loss) per share        $  0.02        $  0.02        $  (0.02)        $  (0.00)        $     .01

                                  13 weeks       13 weeks         13 weeks         14 weeks
                                     ended          ended            ended            ended            Fiscal
                              February 27,        May 28,       August 27,      December 3,
                                      2000           2000             2000             2000              2000
-------------------------------------------------------------------------------------------------------------
Sales                              $53,748        $52,270        $ 51,334         $ 58,973         $ 216,325
Gross Profit                        21,340         20,796          19,792           23,138            85,066
Net Income (loss)                  $ 1,006        $   396        $   (942)        $   (651)        $    (191)
Net Income (loss) per share        $   .05        $   .02        $   (.05)        $   (.03)        $    (.01)