Form 10-Q
period 2002-03-03
GRISTEDES FOODS INC
filed 2002-04-17
CIK 28325

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 3, 2002

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

Yes |X| No |_|

At April 8, 2002, registrant had issued and outstanding 19,636,574 shares of common stock.

                     GRISTEDE'S FOODS, INC. AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION

      Item 1. Financial Statements

                  Consolidated Balance Sheets as of
                           March 3, 2002 and December 2, 2001           Page 3

                  Consolidated Statements of Operations for
                           the quarters ended March 3, 2002
                           and March 4, 2001                            Page 4
                  Consolidated Statements of Stockholders'
                           Equity for the year ended
                           December 2, 2001 and the
                           quarter ended March 3, 2002                  Page 5

                  Consolidated Statements of Cash Flows for
                           the quarters ended March 3, 2002
                           and March 4, 2001                            Page 6

                  Notes to Consolidated Financial Statements            Page 7

      Item 2. Management's Discussion and Analysis of Financial
              Condition and Results of Operations                       Page 10

PART II - OTHER INFORMATION                                             Page 15

Item 1
Financial Statements

                             GRISTEDE'S FOODS, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                                           (Unaudited)
                                                                                             March 3,           December 2,
ASSETS                                                                                         2002                2001
                                                                                          =============       =============
CURRENT ASSETS:
           Cash                                                                           $     550,877       $     475,873
           Accounts receivable - net of allowance for doubtful accounts
              of $441,000 at March 3, 2002 and $413,000 at December 2, 2001                   6,982,896           6,702,715
           Inventory                                                                         32,570,833          32,378,606
           Due from related parties - trade                                                   1,245,361           1,092,571
           Prepaid expenses and other current assets                                          1,628,841           2,233,876
                                                                                          -------------       -------------

                    Total current assets                                                     42,978,808          42,883,641
                                                                                          -------------       -------------

PROPERTY AND EQUIPMENT:
           Furniture, fixtures and equipment                                                 18,797,954          18,067,058
           Capitalized equipment leases                                                      23,970,127          23,970,127
           Leaseholds and leasehold improvements                                             53,966,433          52,901,265
                                                                                          -------------       -------------
                                                                                             96,734,514          94,938,450
           Less accumulated depreciation and amortization                                    43,053,420          41,193,533
                                                                                          -------------       -------------

                    Net property and equipment                                               53,681,094          53,744,917

           Deposits and other assets                                                          1,052,475           1,044,141
           Other assets                                                                       3,024,396           3,458,662
                                                                                          -------------       -------------

TOTAL                                                                                     $ 100,736,773       $ 101,131,361
                                                                                          =============       =============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
           Accounts payable, trade                                                        $  23,924,329       $  26,978,700
           Accrued payroll, vacation and withholdings                                         2,323,130           2,435,312
           Accrued expenses and other current liabilities                                     2,021,801           2,067,031
           Capitalized lease obligation - current portion                                     4,046,114           3,950,221
           Current portion of long term debt                                                  2,722,492           2,378,262
                                                                                          -------------       -------------

                    Total current liabilities                                                35,037,866          37,809,526

           Long-term debt - noncurrent portion                                               25,433,334          23,108,333
           Due to affiliates                                                                 15,477,746          15,318,843
           Capitalized lease obligation - noncurrent portion                                  8,000,479           9,048,692
           Deferred rent                                                                      4,433,862           4,253,466
                                                                                          -------------       -------------

                    Total liabilities                                                        88,383,287          89,538,860
                                                                                          -------------       -------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
           Preferred stock, $50 Par, - share authorized 500,000; none issued                          0                   0
           Common stock, $0.02 par value - shares authorized 25,000,000; outstanding
                19,636,574 shares at March 3, 2002 and December 2, 2001                         392,732             392,732
           Additional paid-in capital                                                        14,136,674          14,136,674
           Retained earnings/ (deficit)                                                      (2,175,920)         (2,936,905)
                                                                                          -------------       -------------

                    Total stockholders' equity                                               12,353,486          11,592,501
                                                                                          -------------       -------------

TOTAL                                                                                     $ 100,736,773       $ 101,131,361
                                                                                          =============       =============

See notes to consolidated financial statements (unaudited).

                             GRISTEDE'S FOODS, INC.
                 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
             FOR THE 13 WEEKS ENDED MARCH 3, 2002 AND MARCH 4, 2001

                                                            13 weeks            13 weeks
                                                             ended                ended
                                                            March 3,            March 4,
                                                              2002                2001
                                                          ============       ============
Sales                                                     $ 59,790,660       $ 59,586,146
Cost of sales                                               36,029,545         36,488,204
                                                          ------------       ------------

Gross profit                                                23,761,115         23,097,942

Store operating, general and administrative expenses        18,140,022         18,061,742

Pre-store opening startup costs                                      0             66,000

Depreciation and amortization                                1,908,654          1,683,734

Insurance proceeds - terrorist attack                         (100,000)

Non-store operating expenses:

    Administrative payroll and fringes                       1,626,469          1,247,632
    General office expense                                     511,089            609,919
    Professional fees                                          124,807            146,367
    Corporate expense                                           55,174             43,992
                                                          ------------       ------------

Total non-store operating expenses                           2,317,539          2,047,910
                                                          ------------       ------------

Operating income                                             1,494,900          1,238,556
                                                          ------------       ------------

Other income (expense):

    Interest expense                                          (711,829)          (957,007)
    Interest income                                              2,914              4,670
    Other income                                                     0            184,953
                                                          ------------       ------------

Total other income (expense) - net                            (708,915)          (767,384)
                                                          ------------       ------------

Income before income taxes                                     785,985            471,172

Provision for income taxes                                      25,000             10,000
                                                          ------------       ------------

Net income                                                $    760,985       $    461,172
                                                          ============       ============

Net income per share; basic and diluted                   $       0.04       $       0.02
                                                          ============       ============

Weighted average number of shares and
equivalents outstanding                                     19,636,574         19,636,574
                                                          ============       ============

See notes to consolidated financial statements (unaudited).

                             GRISTEDE'S FOODS, INC.
            UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                       FOR THE YEAR ENDED DECEMBER 2, 2001
                     AND FOR THE QUARTER ENDED MARCH 3, 2002

                                                                  Additional       Retained            Total
                                          Common stock             Paid-In         earnings        Stockholders'
                                     Shares         Amount         Capital         (Deficit)           Equity
                                   ==========      ========      ===========      ===========      =============
Balance at December 3, 2000        19,636,574      $392,732      $14,136,674      $(3,211,962)      $11,317,444

Net income for the year ended
   December 2, 2001                                                                   275,057           275,057
                                   ----------      --------      -----------      -----------       -----------

Balance at December 2, 2001        19,636,574      $392,732      $14,136,674      $(2,936,905)      $11,592,501

Net income for the quarter
   ended March 3, 2002                                                                760,985           760,985
                                   ----------      --------      -----------      -----------       -----------

Balance at March 3, 2002           19,636,574      $392,732      $14,136,674      $(2,175,920)      $12,353,486
                                   ==========      ========      ===========      ===========       ===========

See notes to consolidated financial statements (unaudited).

                             GRISTEDE'S FOODS, INC.
                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE QUARTERS ENDED MARCH 3, 2002 AND MARCH 4, 2001

                                                             13 weeks          13 weeks
                                                              ended             ended
                                                             March 3,          March 4,
                                                               2002              2001
                                                           ===========       ===========
Cash flows from operating activities:

   Net income                                              $   760,985       $   461,172

   Adjustments to reconcile net income to net cash provided by operating activities:

     Depreciation and amortization                           1,908,653         1,683,734
     Change in allowance for bad debts                          28,405            18,000
     Gain on sale of store                                                      (192,177)
     Changes in operating assets and liabilities:

       Accounts receivable                                    (308,586)         (338,556)
       Inventory                                              (192,227)          571,505
       Due from related parties - trade                       (152,790)         (304,171)
       Prepaid expenses and other current assets               605,035           455,774
       Other assets                                           (110,200)          (97,088)
       Accounts payable, trade                              (3,054,371)       (1,865,018)
       Accrued payroll, vacation and withholdings             (112,182)          (38,436)
       Accrued expenses and other current liabilities          (45,229)         (740,335)
       Deferred rent                                           180,396           202,800
                                                           -----------       -----------

         Net cash used in operating activities                (492,111)         (182,796)
                                                           -----------       -----------

Cash flows from investing activities:
    Proceeds from sale of store                                                  225,000
   Capital expenditures                                     (1,308,697)       (1,519,029)
                                                           -----------       -----------

         Net cash used in investing activities              (1,308,697)       (1,294,029)
                                                           -----------       -----------

Cash flows from financing activities:

    Repayments of bank loan                                   (230,769)         (700,000)
    Proceeds from bank loans                                 2,900,000                 0
    Repayment capitalized lease obligations                   (952,321)         (658,308)
    Advances from affiliates                                   158,903         2,872,607
                                                           -----------       -----------

         Net cash provided by financing activities           1,875,813         1,514,299
                                                           -----------       -----------

Net Increase in Cash                                            75,005            37,474

Cash, begining of period                                       475,873           412,408
                                                           -----------       -----------

Cash, end of period                                        $   550,878       $   449,882
                                                           ===========       ===========

Supplemental disclosures of cash flow information:

    Cash paid for interest                                 $   916,782       $   973,224
    Cash paid (refunded) for taxes                         $   (46,481)      $    63,632

Supplemental schedule of non cash financing activity:
    Assets acquired under capital lease obligations        $         0       $   805,198

See notes to consolidated financial statements (unaudited).

                     GRISTEDE'S FOODS, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business - On August 12, 1999, the Company changed its name to Gristede's Foods, Inc. ("GRI" or the "Company"). On November 10, 1997, GRI acquired certain assets, net of liabilities, of 29 selected supermarkets and a wholesale distribution business ("The Food Group") controlled by Mr. John Catsimatidis, Chairman and 37% stockholder of a predecessor company, Sloan's Supermarkets, Inc. ("Sloan's"). The transaction was accounted for as the acquisition of Sloan's by The Food Group pursuant to Emerging Issues Task Force 90-13 as a result of The Food Group obtaining control of Sloan's after the transaction. The assets and liabilities of The Food Group were recorded at their historical cost. Sloan's assets and liabilities were recorded at their fair value to the extent acquired. Consideration for the transaction was based on an aggregate of $36,000,000 in market value of the Company's common stock and the assumption of $4,000,000 of liabilities. 16,504,298 shares of common stock were issued on the date of the acquisition based on a market price of $2.18 per share.

The Company operates 42 supermarkets (the "Supermarkets") and two pharmacy stores. 37 Supermarkets and two pharmacy stores are located in Manhattan, New York, three Supermarkets are located in Westchester County, New York, one Supermarket is located in Brooklyn, New York and one Supermarket is located in Long Island, New York. All of the supermarkets / pharmacies are operated under the "Gristede's" name. The Company leases all of its Supermarket locations and its two pharmacies.

The Company also owns City Produce Operating Corp., a corporation which operates a warehouse and distribution center primarily for fresh produce on leased premises in the Bronx, New York.

Basis of presentation - The unaudited consolidated financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). In the opinion of management, the information furnished reflects all adjustments (consisting of normal recurring adjustments), which are necessary for a fair statement of the results of operations and financial position of the Company for the interim period. The interim figures are not necessarily indicative of the results to be expected for the fiscal year.

Principles of Consolidation - The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All material intercompany accounts and transactions have been eliminated in consolidation.

Quarter End - The Company operates using the conventional retail 52/53-week fiscal year. The fiscal quarter ends on the Sunday closest to the end of the quarter. The Company's fiscal year ends on the Sunday closest to November 30.

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

The Company's Annual Report on Form 10-K for the 12 month period ended December 2, 2001 contains information which should be read in conjunction herewith.

2. RELATED PARTY TRANSACTIONS

Certain stores have entered into capital and operating leases with an affiliate, Red Apple Lease Corp. , a company wholly owned by the majority shareholder. Such leases are primarily for store operating equipment. Obligations under capital leases at March 3, 2002 were $1,212,482 and require monthly payments of $76,790 through July 2003. In January 2002, the Company entered into an amendment of these leases, which will result in the availability of additional financing of $2,750,000. Such monthly payments will be extended through March 2007 and will constitute the debt service required of the Company on the new financing.

Certain stores have entered into capital leases with an affiliate, United Acquisition Leasing Corp. (a company wholly owned by the majority shareholder). Such leases are primarily for store equipment. Obligations under capital leases at March 3, 2002 were $1,501,427 and require monthly payments of $34,813 through November 2006.

The Company leases the following locations: a 25,000 square foot warehouse, its office facilities and five store locations from affiliates. During the quarter ended March 3, 2002 the Company paid to such affiliates $464,450 for rent and real estate taxes under such leases. The leases are triple net whereby the tenant pays all real estate taxes, insurance and maintenance.

Amounts due to affiliates are primarily to United Acquisition Corp., a corporation wholly owned by John Catsimatidis, and represent liabilities in connection with the consummation of the merger, as discussed in Item 13 to the Form 10-K for the year ended December 2, 2001, and additional advances made by the affiliates since the merger. The affiliates have agreed not to demand payment of these liabilities in the next fiscal year. Accordingly, the liability has been classified as noncurrent. As part of post-closing adjustments in connection with the Food Group Acquisition, approximately $3,600,000 in due from affiliates has been offset against the amounts due to affiliates. The net amount due to affiliates at March 3, 2002 was $15,477,746; of this amount $12,800,000 was subordinated to the Company's banks. The liability presently does not bear interest. However, the Company's credit agreement with its banks permits the Company to pay interest on such subordinated debt provided the Company has a positive net income.

Due from related parties - trade, represents amounts due from affiliated companies for merchandise shipped from the Company's subsidiary City Produce Operating Corp. in the ordinary course of business and for which payments are made to such subsidiary on a continuous basis under extended terms, as well as management fees receivable for administrative and managerial services performed for the affiliated companies by the Company. During the quarters ended March 3, 2002, and March 4, 2001, merchandise sales to affiliates were $314,196 and $675,423, respectively.

On February 6, 1998, the Company agreed to purchase substantially all of the assets and assumed certain of the liabilities of a supermarket located at 1644 York Avenue, New York City, that was owned by a corporation controlled by the majority shareholder. On March 1, 2000 the Company and the affiliate determined to restructure the transaction by rescinding the purchase effective as as of February 6, 1998, and entering into an operating agreement which gives the Company full control of the supermarket and the right to operate the supermarket for the account of the Company. The operating agreement presently terminates on December 1, 2002, but the term will be extended for additional one year periods unless either party shall give notice of termination not later than 90 days prior to the end of the then current term of the agreement. Under the operating agreement, the Company shall pay to the affiliate $1.00 per annum, plus such other consideration as may be approved by the Company's directors (excluding John Catsimatidis). Pursuant to the operating agreement the Company or any designee of the Company, also has the option until December 31, 2005 to purchase the supermarket for $2,778,000, which price is the fair market price of the supermarket established on October 11, 1999 by the Company's directors (excluding John Catsimatidis).

      In May 2000, another affiliate and the Company entered into a similar operating agreement for a store owned by the affiliate. As consideration, the affiliate receives the nominal amount of $1 per annum, plus such other consideration as may be approved by the Company's directors (excluding John Catsimatidis). The operating agreement presently terminates on May 10, 2003, but the term will be extended for additional one year periods unless either party shall give notice of termination not later than 90 days prior to the end of the then current term of the agreement. Pursuant to the operating agreement, the Company, or any designee of the Company, also has the option until December 31, 2005 to purchase the supermarket for the fair market price of the supermarket as established by the Company's directors (excluding John Catsimatidis) using a valuation criterion similar to that issued for valuing the store at 1644 York Avenue, New York City. It is management's opinion that the fair market value of this store is approximately $3 million.

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

3. LITIGATION

Reference is made to Item 3 contained in the Company's Annual Report on Form 10-K for the year ended December 2, 2001 to the matter captioned: Ansoumana v. various defendants. The action brought by Great American in Nassau County was transferred to the Eastern District of New York. The bankruptcy petition previously filed by Great American and Baur, two of the defendants in this action, was dismissed.

Reference is also made to Item 3 contained in the Company's Annual Report on Form 10-K for the year ended December 2, 2001 to the matter captioned: RMED International Inc. v. Sloan's Supermarkets Inc. and John A. Catsimatidis.:

Defendants have filed a motion to reargue the Court's decision as to the counts not dismissed on summary judgment. This motion is currently pending before the Court.

4. IMPACT OF THE TERRORIST ATTACKS OF SEPTEMBER 11, 2001

The Company has two stores in the World Trade Center area of Manhattan, which were forced to close as a result of the terrorist attacks of September 11, 2001. One store reopened for business on October 1, 2001, the other is being renovated. The Company has suffered property damage losses, including inventory, costs to repair and clean fixtures and facilities and loss of revenue. Management has filed claims for the above losses with its insurance carriers, including business interruption. Management believes it is probable that payment will be received for the claims in the upcoming fiscal year. The Company received an advance of $300,000 against these claims in October 2001.

                     GRISTEDE'S FOODS, INC. AND SUBSIDIARIES

PART I

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE QUARTERS ENDED MARCH 3, 2002 AND MARCH 4, 2001

RESULTS OF OPERATIONS

The following table sets forth items from the Company's Consolidated Statements of Operations as a percentage on sales.

                                                          13 weeks      13 weeks
                                                            ended         ended
                                                           3/3/02        3/4/01
                                                           -----         -----

Sales                                                      100.0%        100.0%
Cost of sales                                               60.3          61.2
                                                           -----         -----

Gross profit                                                39.7          38.8
Store operating, general and
    administrative expenses                                 30.3          30.3
Pre-store opening startup costs                               --           0.1
Depreciation and amortization                                3.2           2.8
Insurance proceeds - terrorist attack                        0.2            --
Non-store operating expenses                                 3.9           3.4
                                                           -----         -----

Operating income                                             2.5           2.1
Other income (expense)                                      (1.2)         (1.3)
                                                           -----         -----

Income from operations before
   income taxes                                              1.3           0.8
Provisions for income taxes                                  0.0           0.0
                                                           -----         -----

Net income                                                   1.3%          0.8%
                                                           -----         -----

Sales for the quarter ended March 3, 2002 were $59,790,660 as compared to sales for the quarter ended March 4, 2001 of $59,586,146. The Company had four stores temporarily closed during the quarter ended March 3, 2002. Three stores were closed for renovation and one store was closed due to the September 11, 2001 attack on America.

Of the stores closed for renovation, two stores re-opened in the second quarter and the third is expected to re-open later this year. The store closed due to the September 11, 2001 attacks is expected to re-open during May 2002.

Had these stores been open during the quarter ended March 3, 2002, sales would have been higher.

Same store sales increased 3.7% during the 2002 period compared to the 2001 period (4.8% excluding the effect of a snowstorm in the 2001 period).

Gross profit was $23,761,115 or 39.7% of sales for the quarter ended March 3, 2002 as compared with $23,097,942 or 38.8% of sales for the quarter ended March 4, 2001. The increase in gross profit as a percentage of sales, during the 2002 period was primarily due to the absence of any store grand re-openings during the 2002 period, negating the need for promotional pricing. During fiscal 2001 the Company had several grand re-openings, which resulted in improved margins for the 2002 quarter from newly enlarged perishable departments.

Store operating, general and administrative expenses was $18,140,022 or 30.3% of sales for the quarter ended March 3, 2002 as compared with $18,061,742 or 30.3% of sales for the quarter ended March 4, 2001. Store operating, general and administrative expenses as a percentage of sales were unchanged in the 2002 and 2001 periods mainly due to effective cost controls.

Pre-store opening startup costs were $0 for the quarter ended March 3, 2002 as compared with $66,000 or 0.1% of sales for the quarter ended March 4, 2001. No remodeled or new stores were opened in the 2002 quarter.

Non-store operating expenses were $2,317,539 or 3.9% of sales for the quarter ended March 3, 2002 as compared with $2,047,910 or 3.4% of sales for the quarter ended March 4, 2001. Administrative payroll and fringes were 2.7% of sales for the quarter ended March 3, 2002 as compared with 2.1% of sales for the quarter ended March 4, 2001. The change in the 2002 period as a percent of sales reflects the utilization of the Company's internal construction and maintenance personnel for increased maintenance duties as compared to the 2001 period. The Company experienced higher levels of fringe benefits during the 2002 period due to somewhat higher administrative salaries and higher costs of health care benefits. General office expenses were 0.9% of sales for the quarter ended March 3, 2002 as compared 1.0% of sales for the quarter ended March 4, 2001. Professional fees were 0.2% of sales for both the quarter ended March 3, 2002 and for the quarter ended March 4, 2001. Corporate expenses were 0.1% of sales for both the quarter ended March 3, 2002 and for the quarter ended March 4, 2001.

Depreciation expense was $1,908,654 or 3.2% of sales for 2002, versus $1,683,734 or 2.8% of sales for 2001. The increase in depreciation expense was primarily the result of significant capital expenditures incurred in connection with the Company's store renovation and remodeling program.

Interest expense was $711,829 or 1.2% of sales for the quarter ended March 3, 2002 as compared with $957,007 or 1.6% of sales for the quarter ended March 4, 2001. The decrease in the 2002 period was primarily attributable to lower interest rates, partially offset by increased borrowings under capital leases for equipment financing.

Other income was $0 for the quarter ended March 3, 2002 as compared with $184,953 or 0.3% of sales for the quarter ended March 4, 2001 (attributable to the closure of a store and the sale of its lease in January 2001).

As a result of the items reviewed above, net income before provision for income taxes for the quarter ended March 3, 2002 was $785,985, as compared to $471,172 for the quarter ended March 4, 2001.

Liquidity and Capital Resources

Liquidity:

      The consolidated financial statements of the Company indicate that at March 3, 2002 current assets exceed current liabilities by $7,940,942 and stockholders' equity was $12,353,486. Management believes that cash flows generated from operations, supplemented by financing from its banks facility, third party leasing companies and/or additional financing from the Company's majority shareholder, will be sufficient to pay the Company's debts as they may come due, provide for its capital expenditure program and meet its other cash requirements.

Debt and Debt Service:

Effective October 2001, the Company's credit agreement with a group of banks was amended and increased to an aggregate total of $32,500,000, consisting of a $15,500,000 term loan and a $17,000,000 revolving line of credit. As of March 3, 2002, the credit facility as amended, provides for (i) a maturity date of November 28, 2004 for the revolving line of credit, and December 3, 2006 for the term loan, at which time all amounts outstanding thereunder are due, (ii) certain financial covenants, and (iii) amortization of the term loan in monthly amortizations totaling $2,000,000, $2,300,000, $2,600,000, $2,900,000 and
$3,200,000 respectively in each year during its term, and a $2,500,000 balloon payment at maturity.

      Borrowings under the facility bear interest at a spread over either the prime rate of the bank acting as agent for the group of banks or a LIBOR rate, with the spread dependent on the ratio of the Company's funded debt to EBITDA ratio, as defined in the credit agreement. The average interest rate on amounts outstanding under the facility during the quarter ended March 3, 2002 was 5.2% per annum.

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

      The Company's majority shareholder, through affiliates, has contributed in excess of $15.4 million through March 3, 2002, in the form of unsecured non-interest bearing demand loans, with $12.8 million subordinated to its banks. The liability presently does not bear interest. However, the Company's credit agreement with its banks permits the Company to pay interest on such subordinated debt provided the Company has a positive net income.

      The Company has available approximately $3.2 million in third party and affiliate leasing lines of credit to lease finance equipment for its store remodeling and expansion program.

Capital Expenditures:

      Capital expenditures for the quarter ended March 3, 2002, including property acquired under capital leases, were $1.3 million compared to $2.3 million for the quarter ended March 4, 2001.

      The Company has not incurred any material commitments for capital expenditures, although it anticipates spending approximately $8 million to $10 million on its store remodeling and expansion program in fiscal 2002. Such amount is subject to adjustment based on the availability of funds.

Cash Flows:

      Cash used in operating activities amounted to $492,111 in the quarter ended March 3, 2002 compared to $182,796 in the quarter ended March 4, 2001. The change in cash flow from operating activities was primarily due to cash used in reducing accounts payable and provided by operating assets and liabilities and a net profit. Net cash used for investing activities was $1.3 million in 2002 compared to $1.3 million in 2001, (net of proceeds from a store closed in January 2001.). Cash provided by financing acitivities was $1.9 million in 2002 compared with $1.5 million in 2001 reflecting the bank financing drawn upon in 2002, the additional proceeds provided by an affiliate, offset by repayments of bank loans and capital leases.

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

In June 2001, the Financial Accounting Standards Board finalized FASB Statements No. 141, "Business Combinations" (SFAS 141), and No. 142, Goodwill and Other Intangible Assets (SFAS 142). SFAS 141 requires the use of the purchase method of accounting and prohibits the use of the pooling-of-interests method of accounting for business combinations initiated after June 30, 2001. SFAS 141 also requires that the Company recognize acquired intangible assets apart from goodwill if they meet certain criteria. SFAS 141 applies to all business combinations initiated after June 30, 2001 and for purchase business combinations completed on or after July 1, 2001. It also requires, upon adoption of SFAS 142 that the Company reclassify the carrying amounts of intangible assets and goodwill based on the criteria in SFAS 141. The Company believes that the adoption of SFAS 141 will not materially affect the financial statements of the Company.

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

Forward-looking information:

      This report and documents incorporated by reference contain both historical and "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as "anticipates", "believes", "expects", "intends", "future", and similar expressions identify forward-looking statements. Any such "forward-looking" statements in this report reflect the Company's current views with respect to future events and financial performance, and are subject to a variety of factors that could cause the actual results or performance to differ materially from historical results or from the anticipated results or performance expressed or implied by such forward-looking statements. Because of such factors, there can be no assurance that the actual results or developments anticipated by the Company will be realized or, even if substantially realized, that they will have the anticipated results. The risks and uncertainties that may affect the Company's business include, but are not limited to: economic conditions, governmental regulations, technological advances, pricing and competition, acceptance by the marketplace of new products, retention of key personnel, the sufficiency of financial resources to sustain and expand the Company's operations, and other factors described in this report and in prior filings with the Securities and Exchange Commission. Readers should not place undue reliance on such forward-looking statements, which speak only as of the date hereof, and should be aware that except as may be otherwise legally required of the Company, the Company undertakes no obligation to publicly revise any such forward-looking statements to reflect events or circumstances that may arise after the date hereof. A more detailed description of some of the risk factors is set forth in the Company`s Annual Report on Form 10-K, dated December 2, 2001.

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

                                            Gristede's Foods, Inc.


                                        By: /s/ John A. Catsimatidis
                                            ------------------------------------

                                            John A. Catsimatidis
                                            Chairman of the Board and
                                            Chief Executive Officer

Dated: April 17, 2002


                                        By: /s/ Gary Pokrassa
                                            ------------------------------------

                                            Gary Pokrassa
                                            Chief Financial Officer

Dated: April 17, 2002