Form 10-Q
period 2002-06-02
GRISTEDES FOODS INC
filed 2002-07-17
CIK 28325

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 2, 2002

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

Yes [X]    No [  ]


At July 11, 2002, registrant had issued and outstanding 19,636,574 shares of common stock.

                     GRISTEDE'S FOODS, INC. AND SUBSIDIARIES


PART I - FINANCIAL INFORMATION

Item  1. Financial Statements


            Consolidated Balance Sheets as of
                     June 2, 2002 and December 2, 2001                    Page 3

            Consolidated Statements of Operations for
                     the 13 weeks and the 26 weeks ended
                     June 2, 2002 and June 3, 2001                        Page 4

            Consolidated Statements of Stockholders'
                     Equity for the 52 weeks ended
                     December 2, 2001 and the
                     26 weeks ended June 2, 2002                          Page 5

            Consolidated Statements of Cash Flows for
                     the 26 weeks ended June 2, 2002
                     and June 3, 2001                                     Page 6

            Notes to Consolidated Financial Statements                    Page 7


Item  2. Management's Discussion and Analysis of Financial
         Condition and Resultsof Operations                              Page 11


PART II - OTHER INFORMATION                                              Page 17

Item 1
Financial Statements

                             GRISTEDE'S FOODS, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                                 (Unaudited)
                                                                                   June 2,            December 2,
ASSETS                                                                               2002                2001
                                                                                ---------------      --------------
CURRENT ASSETS:
        Cash                                                                    $      537,514       $     475,873
        Accounts receivable - net of allowance for doubtful accounts
           of $435,000 at June 2, 2002 and $413,000 at December 2, 2001              6,863,230           6,702,715
        Inventory                                                                   33,955,491          32,378,606
        Due from related parties - trade                                             1,348,796           1,092,571
        Prepaid expenses and other current assets                                    1,447,495           2,233,876
                                                                                ---------------      --------------

                 Total current assets                                               44,152,526          42,883,641
                                                                                ---------------      --------------

PROPERTY AND EQUIPMENT:
        Furniture, fixtures and equipment                                           19,111,070          18,067,058
        Capitalized equipment leases                                                27,568,972          23,970,127
        Leaseholds and leasehold improvements                                       54,907,148          52,901,265
                                                                                ---------------      --------------
                                                                                   101,587,190          94,938,450
        Less accumulated depreciation and amortization                              44,787,328          41,193,533
                                                                                ---------------      --------------

                 Net property and equipment                                         56,799,862          53,744,917

        Deposits and other assets                                                    1,082,046           1,044,141
        Other assets                                                                 2,953,125           3,458,662
                                                                                ---------------      --------------

TOTAL                                                                         $    104,987,559     $   101,131,361
                                                                                ===============      ==============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
        Accounts payable, trade                                               $     26,652,215     $    26,978,700
        Accrued payroll, vacation and withholdings                                   2,512,772           2,435,312
        Accrued expenses and other current liabilities                               1,261,746           2,067,031
        Due to related parties - trade                                                 297,599            --
        Capitalized lease obligations - current portion                              4,130,119           3,950,221
        Current portion of long term debt                                            3,066,723           2,378,262
                                                                                ---------------      --------------

                 Total current liabilities                                          37,921,174          37,809,526

        Long-term debt - noncurrent portion                                         24,858,334          23,108,333
        Due to affiliates                                                           14,501,880          15,318,843
        Capitalized lease obligations - noncurrent portion                          10,532,905           9,048,692
        Deferred rent                                                                4,614,257           4,253,466
                                                                                ---------------      --------------

                 Total liabilities                                                  92,428,550          89,538,860
                                                                                ---------------      --------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
        Preferred stock, $50 Par, -share authorized 500,000; none issued                    --                  --
        Common stock, $0.02 par value - shares authorized 25,000,000; outstanding
             19,636,574 shares at June 2, 2002 and December 2, 2001                    392,732             392,732
        Additional paid-in capital                                                  14,136,674          14,136,674
        Retained earnings/ (deficit)                                                (1,970,397)         (2,936,905)
                                                                                ---------------      --------------

                 Total stockholders' equity                                         12,559,009          11,592,501
                                                                                ---------------      --------------

TOTAL                                                                         $    104,987,559     $   101,131,361
                                                                                ===============      ==============

See notes to consolidated financial statements (unaudited).

                             GRISTEDE'S FOODS, INC.
                 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
        FOR THE 26 WEEKS AND 13 WEEKS ENDED JUNE 2, 2002 AND JUNE 3, 2001

                                                               26 weeks          13 weeks         26 weeks         13 weeks
                                                                ended              ended            ended            ended
                                                               June 2,            June 2,          June 3,          June 3,
                                                                 2002              2002             2001             2001
                                                            ---------------    --------------    ------------    --------------
Sales                                                       $  121,669,727     $  61,879,067     $116,834,076    $   56,949,260
Cost of sales                                                   73,000,752        36,971,207       71,005,520        34,218,645
                                                            ---------------    --------------    ------------    --------------

Gross profit                                                    48,668,975        24,907,860      45,828,556        22,730,615

Store operating, general and administrative expenses            37,646,244        19,506,222      35,744,501        17,606,797

Pre-store opening startup costs                                    130,041           130,041         132,000            66,000

Depreciation and amortization                                    3,869,590         1,960,937       3,323,468         1,639,735

Insurance proceeds - terrorist attack                             (100,000)             --              --               --

Non-store operating expenses:

    Administrative payroll and fringes                           3,323,397         1,696,928       2,509,429         1,261,798
    General office expense                                       1,033,734           522,645       1,182,955           648,998
    Professional fees                                              266,536           141,729         354,227           207,860
    Corporate expense                                              105,515            50,341          89,033            45,041
                                                            ---------------    --------------    ------------    --------------

Total non-store operating expenses                               4,729,182         2,411,643       4,135,644         2,163,697
                                                            ---------------    --------------    ------------    --------------

Operating income                                                 2,393,918           899,017       2,492,943         1,254,386
                                                            ---------------    --------------    ------------    --------------

Other income (expense):

    Interest expense                                            (1,406,154)         (694,325)     (1,869,793)         (912,786)
    Interest income                                                  3,744               830           7,305             2,635
    Other income                                                      --                --           181,140            (3,813)
                                                            ---------------    --------------    ------------    --------------

Total other income (expense) - net                              (1,402,410)         (693,495)     (1,681,348)         (913,964)
                                                            ---------------    --------------    ------------    --------------

Income before income taxes                                         991,508           205,522         811,595           340,422

Provision for income taxes                                          25,000              --            20,000            10,000
                                                            ---------------    --------------    ------------    --------------

Net income                                                  $      966,508     $     205,522     $   791,595     $     330,422
                                                            ===============    ==============    ============    ==============

Income per share, basic and diluted                                  $0.05             $0.01           $0.04             $0.02
                                                            ===============    ==============    ============    ==============

Weighted average number of shares and
equivalents outstanding                                         19,636,574        19,636,574      19,636,574        19,636,574
                                                            ===============    ==============    ============    ==============


See notes to consolidated financial statements (unaudited).

                             GRISTEDE'S FOODS, INC.
            UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                     FOR THE 52 WEEKS ENDED DECEMBER 2, 2001
                     AND FOR THE 26 WEEKS ENDED JUNE 2, 2002

                                                            Additional    Retained         Total
                                         Common stock        Paid-In      earnings      Stockholders'
                                     Shares       Amount     Capital      (Deficit)        Equity
                                    ----------   --------   ----------   -----------    -----------
Balance at December 3, 2000         19,636,574   $392,732   14,136,674   $(3,211,962)   $11,317,444

Net income for the 52 weeks ended
   December 2, 2001                                                          275,057        275,057
                                    ----------   --------   ----------   -----------    -----------

Balance at December 2, 2001         19,636,574   $392,732   14,136,674   $(2,936,905)   $11,592,501

Net income for the 26 weeks
   ended June 2, 2002                                                        966,508        966,508
                                    ----------   --------   ----------   -----------    -----------

Balance at June 2, 2002             19,636,574   $392,732   14,136,674   $(1,970,397)   $12,559,009
                                    ==========   ========   ==========   ===========    ===========


See notes to consolidated financial statements (unaudited).

                             GRISTEDE'S FOODS, INC.
                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
          FOR THE TWENTY SIX WEEKS ENDED JUNE 2, 2002 AND JUNE 3, 2001

                                                                26 weeks        26 weeks
                                                                  ended          ended
                                                                 June 2,        June 3,
                                                                  2002           2001
                                                               -----------    -----------
Cash flows from operating activities:


   Net income                                                  $   966,508    $   791,595

   Adjustments to reconcile net income to net cash provided by operating activities:

     Depreciation and amortization                               3,869,590      3,323,468
     Change in allowance for bad debts                              36,000         36,640
     Gain on sale of store                                            --         (192,177)
     Changes in operating assets and liabilities:

       Accounts receivable                                        (196,515)       994,786
       Inventory                                                (1,576,885)    (1,140,839)
       Due from related parties - trade                           (256,225)      (348,704)
       Prepaid expenses and other current assets                   786,381      1,019,027
       Other assets                                               (295,530)      (620,882)
       Accounts payable, trade                                    (326,484)    (1,529,565)
       Accrued payroll, vacation and withholdings                   77,460       (775,768)
       Accrued expenses and other current liabilities             (805,285)      (829,583)
       Due to related parties - trade                              297,599           --
       Deferred rent                                               360,791        264,016
                                                               -----------    -----------

         Net cash provided by operating activities               2,937,405        992,014
                                                               -----------    -----------

Cash flows from investing activities:
   Proceeds from sale of store                                        --          225,000
   Capital expenditures                                         (2,562,528)    (2,463,463)
                                                               -----------    -----------

         Net cash used in investing activities                  (2,562,528)    (2,238,463)
                                                               -----------    -----------

Cash flows from financing activities:

    Repayments of bank loan                                       (461,538)    (1,200,000)
    Proceeds from bank loans                                     2,900,000           --
    Repayment of capitalized lease obligations                  (1,934,735)    (1,274,066)
    Advances from (repayments to) affiliates                      (816,963)     3,745,381
                                                               -----------    -----------

         Net cash provided by (used in) financing activities      (313,236)     1,271,315
                                                               -----------    -----------

Net increase in cash                                                61,641         24,866

Cash, begining of period                                           475,873        412,408
                                                               -----------    -----------

Cash, end of period                                            $   537,514    $   437,274
                                                               ===========    ===========

Supplemental disclosures of cash flow information:

    Cash paid for interest                                     $ 1,613,271    $ 2,120,919
    Cash paid (refunded) for taxes                             $   (83,198)   $    57,312

Supplemental schedule of non cash financing activity:
    Assets acquired under capitalized lease obligations        $ 3,598,845    $ 1,463,588


See notes to consolidated financial statements (unaudited).

                     GRISTEDE'S FOODS, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business -

The Company's corporate predecessor was originally incorporated in 1956 in New York under the name Designcraft Industries, Inc., and was engaged in the jewelry business until 1992, when the Company commenced its supermarket operations. The Company became a public company in 1968, listed its common stock on the American Stock Exchange in 1972, and reincorporated in Delaware in 1985. The Company changed its name to Sloan's Supermarkets, Inc. in September 1993 and to Gristede's Sloans, Inc. in November 1997. The Company changed its name to Gristede's Foods, Inc. in August 1999 to reflect its strategy of changing its "Sloan's" banner locations to "Gristede's" subsequent to a store remodeling.

On November 10, 1997, 29 supermarkets that were owned by John A. Catsimatidis, the Company's majority stockholder, Chairman of the Board and CEO (such 29 supermarkets hereinafter referred to as the "Food Group") were merged into the Company's existing 15 supermarkets. The transaction was accounted for as an acquisition of the Company by the Food Group pursuant to Emerging Issues Task Force 90-13 as a result of the Food Group obtaining control of the Company after the transaction. The assets and liabilities of the Food Group were recorded at their historical cost. The Company's assets and liabilities were recorded at their fair value to the extent acquired. Consideration for the transaction was based on an aggregate of $36,000,000 in market value of the Company's common stock and the assumption of $4,000,000 of liabilities. 16,504,298 shares of common stock were issued on the date of the acquisition based on a market price of $2.18 per share.

The Company operates 37 supermarkets and two free-standing pharmacies in Manhattan, New York, three supermarkets in Westchester County, New York, one supermarket in each of Brooklyn, New York and Long Island, New York. All of the supermarkets and pharmacies are leased and operated under the "Gristede's" banner.

The Company also owns City Produce Operating Corp., a company which operates a warehouse and distribution facility primarily for fresh produce on leased premises in the Bronx, New York.

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

2. RELATED PARTY TRANSACTIONS

Under a management agreement dated November 10, 1997, Namdor Inc., one of the Company's subsidiaries, performs consulting and managerial services for a supermarket owned by a corporation controlled by John A. Catsimatidis. In consideration of such services, Namdor Inc. is entitled to receive, on a quarterly basis, a cash payment of one and one-quarter percent (1.25%) of all sales of inventory and merchandise made at, in or from the managed supermarket.

The Company leases the following locations from affiliates: a portion of its warehouse and distribution facility comprising 25,000 square feet, its office facilities and seven store locations. During the 26 weeks and the 13 weeks ended June 2, 2002 the Company paid $1,082,989 and $618,539, respectively, to these affiliates for rent and real estate taxes under such leases. The leases are triple net whereby the tenant pays all real estate taxes, insurance and maintenance.

Certain of the Company's supermarkets have entered into capital and operating leases with Red Apple Lease Corp. (formerly Red Apple Leasing, Inc.). These leases are primarily for store operating equipment. Obligations under these leases at June 2, 2002 were $3,815,006. These leases require that monthly payments of $76,790 be made to Red Apple Lease Corp. through March 2007. In January 2002, these leases were amended, which resulted in additional capital lease availability of $2,750,000. This additional availability was drawn upon during the 13 weeks ended June 2, 2002. The monthly payments required by these leases will be extended through March 2007 and will constitute the debt service on the new financing.

Certain of the Company's supermarkets have entered into capital leases with United Acquisition Leasing Corp., a company wholly owned by John A. Catsimatidis. These leases are primarily for store equipment. Obligations under these leases at June 2, 2002 were $1,983,829. These leases require that monthly payments of $46,574 be made to United Acquisition Leasing Corp. through June 2007.

Amounts due to United Acquisition Corp., a corporation wholly owned by John A. Catsimatidis represent liabilities in connection with the 1997 merger and additional advances made to the Company by United Acquisition Corp. since the merger. United Acquisition Corp. has agreed not to demand payment of these liabilities in fiscal 2003. Accordingly, the liability has been classified as noncurrent. As part of post-closing adjustments in connection with the 1997 merger, approximately $3,600,000 that is due from certain of the Company's affiliates has been offset against the amounts due to United Acquisition Corp. The net amount due to United Acquisition Corp. at June 2, 2002 was $14,501,880, $12,800,000 of which was subordinated to the Company's banks. The liability presently does not bear interest. However, the Company's credit agreement with its banks permits the Company to pay interest on such subordinated debt provided the Company has a positive net income.

Due from related parties trade, represents amounts due from affiliated companies for merchandise shipped to it from the Company's subsidiary City Produce Operating Corp. in the ordinary course of business and for which payments are made to City Produce on a continuous basis under extended terms, as well as management fees receivable for administrative and managerial services performed by the Company for an affiliate. During the 26 weeks and the 13 weeks ended June 2, 2002, merchandise sales to the affiliate were approximately $486,000 and $1,081,000, respectively.

On February 6, 1998, the Company agreed to purchase substantially all of the assets and assumed certain of the liabilities of a supermarket located at 1644 York Avenue, New York City, that was owned by an affiliate. On March 1, 2000, the Company and the affiliate restructured the transaction by rescinding the purchase effective as as of February 6, 1998, and entering into an operating agreement which gives the Company full control of the supermarket and the right to operate the supermarket for its account. The operating agreement presently terminates on December 1, 2002, but the term will be extended for additional one year periods unless either party shall give notice of termination not later than 90 days prior to the end of the then current term of the agreement. Under the operating agreement, the Company is obligated to pay the affiliate $1.00 per annum, plus such other consideration as may be approved by the Company's directors (excluding John A. Catsimatidis). Pursuant to the operating agreement the Company or any of its designees, also has the option until December 31, 2005 to purchase the supermarket for $2,778,175, which price is the fair market price of the supermarket established on October 11, 1999 by the Company's directors (excluding John A. Catsimatidis).

In May 2000, the Company entered into a similar operating agreement with another affiliate, for a store owned by such affiliate. The operating agreement presently terminates on May 10, 2003, but the term will be extended for additional one year periods unless either party shall give notice of termination not later than 90 days prior to the end of the then current term of the agreement. Under the operating agreement, the Company is obligated to pay the affiliate $1.00 per annum, plus such other consideration as may be approved by the Company's directors (excluding John A. Catsimatidis). Pursuant to the operating agreement, the Company, or any designee of the Company, also has the option until December 31, 2005 to purchase the supermarket for the fair market price of the supermarket as established by the Company's directors (excluding John A. Catsimatidis) using a valuation criterion similar to that issued for valuing the store at 1644 York Avenue, New York City.

The intention of the affiliates in entering into these two operating agreements with the Company, where the Company enjoys full benefits of ownership for the nominal consideration of $1.00 per annum per store, was to effect post closing adjustments in connection with the 1997 reorganization. If the option to purchase the supermarkets is exercised, the excess of the purchase price over the net book value of the assets will be shown as a charge to equity.

3. LITIGATION

Reference is made to Item 3 contained in the Company's Annual Report on Form 10-K for the year ended December 2, 2001 to the matter captioned: Ansoumana v. Great Atlantic & Pacific Tea Company, Inc. d/b/a A&P, Shopwell Inc. d/b/a Food Emporium, Gristede's Operating Corp., Duane Reade, Inc., Charlie Baur, individually and d/b/a B&B Delivery Service a/k/a Citi Express, Scott Weinstein and Steven Pilavan, individually and d/b/a Hudson Delivery Service Inc., Chelsea Trucking, Inc. a/k/a Hudson York (hereinafter referred to as the "Federal Court Action"). On or about December 21, 2001, the breach of contract action brought by Great American against the Company in Nassau County was removed to the Eastern District of New York (hereinafter referred to as the "State Court Action"). On March 14, 2002, the bankruptcy petition previously filed by Great American and Baur, two of the defendants in this action, was dismissed. The Company expects the case to go to trial by the end of 2002. On April 3, 2002, the State Court Action was remanded back to the Nassau County court from the Eastern District of New York and on May 8, 2002, the State Court Action was stayed by Judge Hellerstein in the Federal Court Action until the resolution of the plaintiffs' action against Baur, Great American and Gristede's. The parties will resume mediation in the Federal Court Action in July 2002.

Reference is also made to Item 3 contained in the Company's Annual Report on Form 10-K for the year ended December 2, 2001 to the matter captioned: RMED International Inc. v. Sloan's Supermarkets Inc. and John A. Catsimatidis. The defendants filed a motion to reargue the court's decision not to dismiss certain of the plaintiff's claims on summary judgment, including the plaintiff's claim under Section 10(b) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 thereunder, as well as the plaintiff's claim of fraud under state common law. This motion has been denied.

4. IMPACT OF THE TERRORIST ATTACKS OF SEPTEMBER 11, 2001

The Company has two stores in the World Trade Center area of Manhattan, which were forced to close as a result of the terrorist attacks of September 11, 2001. One store reopened for business on October 1, 2001, the other has been renovated and reopened in May, 2002. The Company has suffered property damage losses, including inventory, costs to repair and clean fixtures and facilities and loss of revenue. Management has filed claims for the above losses with its insurance carriers, including business interruption. Management believes it is probable that payment will be received for the claims in the upcoming fiscal year. The Company received an advance of $300,000 against these claims in October 2001.

                     GRISTEDE'S FOODS, INC. AND SUBSIDIARIES

PART I

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE SIX MONTHS AND THE QUARTERS ENDED JUNE 2, 2002 AND JUNE 3, 2001

CRITICAL ACCOUNTING POLICIES

      Financial Reporting Release No. 60, which was recently released by the Securities and Exchange Commission, requires all companies to include a discussion of critical accounting policies or methods used in the preparation of financial statements. Note 1 of the notes to our consolidated financial statements includes a summary of the significant accounting policies and methods used in the preparation of our consolidated financial statements. The following is a brief discussion of the more significant accounting policies and methods we use. In addition, Financial Reporting Release No. 61 was recently released by the Securities and Exchange Commission to require all companies to include a discussion to address, among other things, liquidity, off-balance sheet arrangements, contractual obligations and commercial commitments.

      General. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reported periods. The most significant estimates and assumptions relate to the recoverability of internally developed software costs, fixed assets and other intangibles, inventories, realization of deferred income taxes and the adequacy of allowances for doubtful accounts. Actual amounts could differ significantly from these estimates.

      Accounts Receivable. We continuously monitor collections and payments from our customers, third party and vendor receivables and maintain a provision for estimated credit losses based upon our historical experience and any specific collection issues that we have identified. While such credit losses have historically been within our expectations and the provisions established, we cannot guarantee that we will continue to experience the same credit loss rates that we have in the past.

      Inventories. We value our inventory at the lower of cost or market with cost determined under the retail method. We regularly review inventory quantities on hand and record a provision for excess and obsolete inventory where appropriate based primarily on our historical shrink and spoilage rates.

      Deferred Taxes. We recognize deferred tax assets and liabilities based on the differences between the financial statement carrying amounts and the tax bases of assets and liabilities. We regularly review our deferred tax assets for recoverability and establish a valuation allowance based on historical taxable income, projected future taxable income, and the expected timing of the reversals of existing temporary differences. If we are unable to generate sufficient future taxable income, or if there is a material change in the actual effective tax rates or time period within which the underlying temporary differences become taxable or deductible, we would be required to continue to recognize a valuation allowance against all or a significant portion of our deferred tax assets resulting in a material adverse impact on our operating results.

      Intangibles and Other Long-Lived Assets. Intangible and other long-lived assets are amortized over their useful lives. Useful lives are based on management's estimates of the period that the assets will generate revenue. Intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

RESULTS OF OPERATIONS

The following table sets forth, as a percentage of sales, components of our Results of Operations:

                                                26 weeks            13 weeks           26 weeks            13 weeks
                                                 ended               ended               ended              ended
                                                  6/2/02              6/2/02             6/3/01              6/3/01
                                               -----------         -----------        -----------         -----------
Sales                                                100.0               100.0              100.0               100.0
Cost of sales                                         60.0                59.7               60.8                60.1
                                               -----------         -----------        -----------         -----------
Gross profit                                          40.0                40.3               39.2                39.9
Store operating, general and
    administrative expenses                           30.9                31.5               30.6                30.9
Pre-store opening startup costs                        0.1                 0.2                0.1                 0.1
Depreciation and amortization                          3.2                 3.2                2.9                 2.9
Non-store operating expense                            3.8                 3.9                3.5                 3.8
                                               -----------         -----------        -----------         -----------
Operating income                                       2.0                 1.5                2.1                 2.2
Other income (expense)                                -1.2                -1.2               -1.4                -1.6
                                               -----------         -----------        -----------         -----------
Income from operations before
   income taxes                                        0.8                 0.3                0.7                 0.6
Provisions for income taxes                            0.0                 0.0                0.0                 0.0
                                               -----------         -----------        -----------         -----------
Net income                                             0.8                 0.3                0.7                 0.6
                                               -----------         -----------        -----------         -----------

Sales were $121,669,727 and $61,879,067 for the 26 weeks and for the 13 weeks ended June 2, 2002, respectively, as compared to $116,834,076 and $56,949,260 for the 26 weeks and for the 13 weeks ended June 3, 2001, respectively. We temporarily closed four stores during the 13 weeks ended March 3, 2002. During the 13 weeks ended June 2, 2002, we re-opened three stores that were closed for remodeling; the fourth store was closed for the entire 13 weeks ended June 2, 2002 and is expected to re-open later in 2002. We believe that sales would have been higher during the 13 weeks ended June 2, 2002 if these stores had been open for the full period.

Same store sales increased 7.1% and 10.6% for the 26 weeks and for the 13 weeks ended June 2, 2002, respectively, as compared to the 26 weeks and 13 weeks ended June 3, 2001. Same store sales are calculated using stores that were open for business both in the current period and in the same period last year.

Gross profit was $48,668,975 or 40.0% of sales and $24,907,860 or 40.3% of sales for the 26 weeks and for the 13 weeks ended June 2, 2002, respectively, as compared to $45,828,556 or 39.2% of sales and $22,730,615 or 39.9% of sales for the

26 weeks and for the 13 weeks ended June 3, 2001, respectively. The increase in gross profit as a percentage of sales during the 2002 periods was primarily due to increased sales of perishables, which have higher gross margins.

Store operating, general and administrative expenses were $37,646,244 or 30.9% of sales and $19,506,222 or 31.5% of sales for the 26 weeks and for the 13 weeks ended June 2, 2002, respectively, as compared to $35,744,501 or 30.6% of sales and $17,606,797 or 30.9% of sales for the 26 weeks and for the 13 weeks ended June 3, 2001, respectively. Store operating, general and administrative expenses increased as a percentage of sales during the 13 weeks ended June 2, 2002 mainly due to higher labor costs resulting from the three remodeled stores which reopened during the period. We believe that these costs should become normalized during the 13 weeks ended September 1, 2002.

Pre-store opening startup costs were $130,041 for both the 26 weeks and for the 13 weeks ended June 2, 2002 as compared to $132,000 and $66,000 for the 26 weeks and for the 13 weeks ended June 3, 2001, respectively. Three remodeled stores were opened during the 13 weeks ended June 2, 2002, compared to two stores during the 13 weeks ended June 3, 2001.

Non-store operating expenses were $4,729,182 or 3.8% of sales and $2,411,643 or 3.9% of sales for the 26 weeks and for the 13 weeks ended June 2, 2002, respectively, as compared with $4,135,644 or 3.5% of sales and $2,163,697 or 3.8% of sales for the 26 weeks and for the 13 weeks ended June 3, 2001, respectively. Administrative payroll and fringes were 2.7% of sales for both the 26 weeks and for the 13 weeks ended June 2, 2002 as compared to 2.1% and 2.2% of sales for the 26 weeks and for the 13 weeks ended June 3, 2001, respectively. The increase in the 2002 periods primarily reflects the addition of supervisory personnel as a result of additional business generated by the store remodeling program. We incurred higher costs of fringe benefits during the 2002 periods due to higher administrative salaries and higher costs of health care benefits. General office expenses were 0.8% of sales for both the 26 weeks and for the 13 weeks ended June 2, 2002 as compared to 1.0% and 1.1% of sales for the 26 weeks and for the 13 weeks ended June 3, 2001, respectively. Professional fees were 0.2% of sales for both the 26 weeks and for the 13 weeks ended June 2, 2002 as compared to 0.3% and 0.4% of sales for the 26 weeks and for the 13 weeks ended June 3, 2001, respectively. Corporate expenses were 0.1% of sales for each of the 26 weeks and for the 13 weeks ended June 2, 2002 and the 26 weeks and for the 13 weeks ended June 3, 2001, respectively.

Depreciation and amortization expense was $3,869,590 or 3.2% of sales and $1,960,937 or 3.2% of sales for the 26 weeks and for the 13 weeks ended June 2, 2002, respectively, as compared to $3,323,468 or 2.9% of sales and $1,639,735 or 2.9% of sales for the 26 weeks and for the 13 weeks ended June 3, 2001, respectively. The increase in depreciation and amortization expense was primarily the result of significant capital expenditures incurred in connection with our store remodeling and expansion program.

Interest expense was $1,406,154 or 1.2% of sales and $694,325 or 1.1% of sales for the 26 weeks and for the 13 weeks ended June 2, 2002, respectively, as compared to $1,869,793 or 1.6% of sales and $912,786 or 1.6% of sales for the 26 weeks and for the 13 weeks ended June 3, 2001, respectively. The decreases in the 2002 periods were primarily attributable to lower interest rates, partially offset by increased borrowings under capital leases for equipment financing.

Other income (expense) was $0 for both the 26 weeks and for the 13 weeks ended June 2, 2002 as compared to $181,140 and ($3,813) for the 26 weeks and for the 13 weeks ended June 3, 2001, respectively (which was attributable to the closure of a store and the sale of its lease in January 2001).

As a result of the items reviewed above, net income before provision for income taxes were $966,508 and $205,522 for the 26 weeks and for the 13 weeks ended June 2, 2002, respectively, as compared to $791,595 and $330,422 for the 26 weeks and for the 13 weeks ended June 3, 2001, respectively.

Liquidity and Capital Resources

Liquidity:

      Our consolidated financial statements indicate that at June 2, 2002 current assets exceed current liabilities by $6,231,352 and stockholders' equity was $12,559,009. Management believes that cash flows generated from operations, supplemented by financing from our bank facility and third party leasing companies, will be sufficient to pay our debts as they may come due, provide for our capital expenditure program and meet our other cash requirements.

Debt and Debt Service:

      Effective October 2001, our credit agreement with a group of banks was amended and increased to an aggregate total of $32,500,000, consisting of a $15,500,000 term loan and a $17,000,000 revolving line of credit. As of June 2, 2002, our credit facility, as amended, provides for (i) a maturity date of November 28, 2004 for the revolving line of credit, and December 3, 2006 for the term loan, at which time all amounts outstanding thereunder are due, (ii) certain financial covenants, and (iii) amortization of the term loan in monthly amortizations totaling $2,000,000, $2,300,000, $2,600,000, $2,900,000 and
$3,200,000, respectively, in each year during its term, and a $2,500,000 balloon payment at maturity.

      Borrowings under our credit facility bear interest at a spread over either the prime rate of the bank acting as agent for the group of banks or a LIBOR rate, with the spread dependent on the ratio of our funded debt to EBITDA ratio, as defined in our credit facility. The average interest rate on amounts outstanding under our credit facility during the quarter ended June 2, 2002 was 5.02% per annum.

      Our credit facility contains covenants, representations and events of default typical of credit agreements, including financial covenants which require us to meet, among other things, a minimum tangible net worth, debt service coverage ratios and fixed charge coverage ratios, and which limit transactions with affiliates. Our credit facility is secured by equipment, inventories and accounts receivable.

      As of June 2, 2002, John A. Catsimatidis, through affiliates, has contributed in excess of $14.5 million to us in the form of unsecured non-interest bearing loans, with $12.8 million subordinated to our bank lenders. The liability presently does not bear interest. However, our credit facility permits us to pay interest on such subordinated debt provided we have positive net income.

Capital Expenditures:

      Capital expenditures were $6.2 million for the 26 weeks ended June 2, 2002, including property acquired under capital leases, as compared to $3.9 million for the 26 weeks ended June 3, 2001.

      We have not incurred any material commitments for capital expenditures, although we anticipate spending approximately $8 million to $10 million exclusive of new capital leases on our store remodeling and expansion program in fiscal 2002. Such amount is subject to adjustment based on the availability of funds.

Cash Flow:

      Cash provided by operating activities amounted to $2,937,405 for the 26 weeks ended June 2, 2002 as compared to $992,014 for the 26 weeks ended June 3, 2001. The change in cash flow from operating activities was primarily due to cash used in reducing accounts payable and provided by operating assets and liabilities and a net profit. Net cash used for investing activities was $2,562,528 in 2002 as compared to $2,238,463 in 2001 (net of proceeds from a store closed in January 2001). Cash provided by (used in) financing activities was ($313,236) for the 26 weeks ended June 2, 2002 as compared to $1,271,315 for the 26 weeks ended June 3, 2001 reflecting the bank financing drawn upon in 2002 and the additional proceeds provided by an affiliate of the Company, offset by repayments of bank loans and capital leases.

Recent Accounting Pronouncements:

In June 2001, the Financial Accounting Standards Board finalized FASB Statements No. 141, "Business Combinations" (SFAS 141), and No. 142, "Goodwill and Other Intangible Assets" (SFAS 142). SFAS 141 requires the use of the purchase method of accounting and prohibits the use of the pooling-of-interests method of accounting for business combinations initiated after June 30, 2001. SFAS 141 also requires that the Company recognize acquired intangible assets apart from goodwill if they meet certain criteria. SFAS 141 applies to all business combinations initiated after June 30, 2001 and for purchase business combinations completed on or after July 1, 2001. It also requires, upon adoption of SFAS 142 that we reclassify the carrying amounts of intangible assets and goodwill based on the criteria in SFAS 141. We adopted SFAS 141 in the first quarter of fiscal 2002 with no material effect on our financial statements.

SFAS 142 requires, among other things, that companies no longer amortize goodwill, but instead test goodwill for impairment at least annually. In addition, SFAS 142 requires that the Company identify reporting units for the purposes of assessing potential future impairments of goodwill, reassess the useful lives of other existing recognized intangible assets, and cease amortization of intangible assets with an indefinite useful life. An intangible asset with an indefinite useful life should be tested for impairment in accordance with the guidelines in SFAS 142. SFAS 142 is required to be applied in fiscal years beginning after December 15, 2001 to all goodwill and other intangible assets recognized at that date, regardless of when those assets were initially recognized. It also requires us to complete a transitional goodwill impairment test within six months from the date of adoption. We are also required to reassess the useful lives of other intangible assets within the first interim quarter after adoption of SFAS 142. We adopted SFAS 142 in the first quarter of fiscal 2002 with no material effect on our financial statements.

In August 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets to be held and used, to be disposed of other than by sale and to be disposed of by sale. Although SFAS 144 retains certain of the provisions of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," it superceded SFAS No. 121. SFAS 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years. We adopted SFAS 144 as of March 4, 2002 with no material effect on our financial statements.


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

                     GRISTEDE'S FOODS INC. AND SUBSIDIARIES


                           PART II - OTHER INFORMATION


Item 1. Legal Proceedings

      Reference is made to Item 3 contained in the Company's Annual Report on Form 10-K for the year ended December 2, 2001 to the matter captioned: Ansoumana
v. Great Atlantic & Pacific Tea Company, Inc. d/b/a A&P, Shopwell Inc. d/b/a Food Emporium, Gristede's Operating Corp., Duane Reade, Inc., Charlie Baur, individually and d/b/a B&B Delivery Service a/k/a Citi Express, Scott Weinstein and Steven Pilavan, individually and d/b/a Hudson Delivery Service Inc., Chelsea Trucking, Inc. a/k/a Hudson York (hereinafter referred to as the "Federal Court Action"). On or about December 21, 2001, the breach of contract action brought by Great American against the Company in Nassau County was removed to the Eastern District of New York (hereinafter referred to as the "State Court Action"). On March 14, 2002, the bankruptcy petition previously filed by Great American and Baur, two of the defendants in this action, was dismissed. The Company expects the case to go to trial by the end of 2002. On April 3, 2002, the State Court Action was remanded back to the Nassau County court from the Eastern District of New York and on May 8, 2002, the State Court Action was stayed by Judge Hellerstein in the Federal Court Action until the resolution of the plaintiffs' action against Baur, Great American and Gristede's. The parties will resume mediation in the Federal Court Action in July 2002.

Reference is also made to Item 3 contained in the Company's Annual Report on Form 10-K for the year ended December 2, 2001 to the matter captioned: RMED International Inc. v. Sloan's Supermarkets Inc. and John A. Catsimatidis. The defendants filed a motion to reargue the court's decision not to dismiss certain of the plaintiff's claims on summary judgment, including the plaintiff's claim under Section 10(b) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 thereunder, as well as the plaintiff's claim of fraud under state common law. This motion has been denied.

Item 2.  Change in Securities And Use of Proceeds

         None.

Item 3.  Defaults Upon Senior Securities

         None.

Item 4.  Submission of Matters to a Vote of Security Holders

         None.

Item 5.  Other Information

         None.

Item 6.  Exhibits and Reports on Form 8-K

         (a) Exhibits

         None.

         (b) Current Reports on Form 8-K were filed on June 4, 2002 and June 18, 2002.

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

                                               Gristede's Foods, Inc.

                                           By: /s/ John A. Catsimatidis
                                              --------------------------
                                               John A. Catsimatidis
                                               Chairman of the Board and
                                               Chief Executive Officer


Dated: July 17, 2002



                                           By: /s/ Gary Pokrassa
                                              --------------------------
                                               Gary Pokrassa
                                               Chief Financial Officer


Dated: July 17, 2002