Form 10-Q
period 2002-09-01
GRISTEDES FOODS INC
filed 2002-10-21
CIK 28325

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark  One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR  THE  QUARTERLY  PERIOD  ENDED  SEPTEMBER  1,  2002

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For  the  transition  period  from ........ to ........

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

Yes X  No
   ---    ---

At October 14, 2002, registrant had issued and outstanding 19,636,574 shares of common stock.

                     GRISTEDE'S FOODS, INC. AND SUBSIDIARIES


PART I - FINANCIAL INFORMATION

   ITEM  1.     FINANCIAL  STATEMENTS


          Consolidated  Balance  Sheets  as  of
               September  1,  2002  and  December  2,  2001             Page  3

          Consolidated  Statements  of  Operations  for
               the  13  weeks  and  the  39  weeks  ended
               September  1,  2002  and  September  2,  2001            Page  4

          Consolidated  Statements  of  Stockholders'
               Equity  for  the  52  weeks  ended
               December  2,  2001  and  the
               39  weeks  ended  September  1,  2002                    Page  5

          Consolidated  Statements  of  Cash  Flows  for
               the  39  weeks  ended  September  1,  2002
               and  September  2,  2001                                 Page  6

          Notes  to  Consolidated  Financial  Statements                Page  7


   ITEM  2.     MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF  FINANCIAL
                CONDITION  AND  RESULTS  OF  OPERATIONS                 Page  11



PART  II  -  OTHER  INFORMATION                                         Page  17

ITEM 1
FINANCIAL STATEMENTS

                                                 GRISTEDE'S FOODS, INC.
                                              CONSOLIDATED BALANCE SHEETS

                                                                               (Unaudited)
                                                                               September 1,    December 2,
                                                                                   2002           2001
                                                                              --------------  -------------
ASSETS
CURRENT ASSETS:
  Cash                                                                        $     559,830   $    475,873
  Accounts receivable - net of allowance for doubtful accounts
     of $464,975 at September 1, 2002 and $413,000 at December 2, 2001            7,723,792      6,702,715
  Inventory                                                                      34,897,641     32,378,606
  Due from related parties - trade                                                1,476,665      1,092,571
  Prepaid expenses and other current assets                                       2,648,032      2,233,876
                                                                              --------------  -------------

           Total current assets                                                  47,305,960     42,883,641
                                                                              --------------  -------------

PROPERTY AND EQUIPMENT:
  Furniture, fixtures and equipment                                              19,577,751     18,067,058
  Capitalized equipment leases                                                   27,580,242     23,970,127
  Leaseholds and leasehold improvements                                          57,018,719     52,901,265
                                                                              --------------  -------------
                                                                                104,176,712     94,938,450
  Less accumulated depreciation and amortization                                 46,585,210     41,193,533
                                                                              --------------  -------------

           Net property and equipment                                            57,591,502     53,744,917

  Deposits and other assets                                                       1,094,546      1,044,141
  Other assets                                                                    3,634,576      3,458,662
                                                                              --------------  -------------

TOTAL                                                                         $ 109,626,584   $101,131,361
                                                                              ==============  =============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable - trade                                                    $  29,426,992   $ 26,978,700
  Accrued payroll, vacation and withholdings                                      3,284,700      2,435,312
  Accrued expenses and other current liabilities                                  1,795,149      2,067,031
  Due to related parties - trade                                                    297,599             --
  Capitalized lease obligations - current portion                                 4,511,395      3,950,221
  Current portion of long term debt                                               3,066,723      2,378,262
                                                                              --------------  -------------

           Total current liabilities                                             42,382,558     37,809,526

  Long-term debt - noncurrent portion                                            27,027,564     23,108,333
  Due to affiliates                                                              14,480,217     15,318,843
  Capitalized lease obligations - noncurrent portion                              9,156,750      9,048,692
  Deferred rent                                                                   4,797,749      4,253,466
                                                                              --------------  -------------

           Total liabilities                                                     97,844,838     89,538,860
                                                                              --------------  -------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Preferred stock, $50 Par, -share authorized 500,000; none issued                       --             --
  Common stock, $0.02 par value - shares authorized 25,000,000; outstanding
       19,636,574 shares at September 1, 2002 and December 2, 2001                  392,732        392,732
  Additional paid-in capital                                                     14,136,674     14,136,674
  Retained earnings / (deficit)                                                  (2,747,660)    (2,936,905)
                                                                              --------------  -------------

           Total stockholders' equity                                            11,781,746     11,592,501
                                                                              --------------  -------------

TOTAL                                                                         $ 109,626,584   $101,131,361
                                                                              ==============  =============

See notes to consolidated financial statements (unaudited).

                                             GRISTEDE'S FOODS, INC.
                                UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
                  FOR THE 39 WEEKS AND 13 WEEKS ENDED SEPTEMBER 1, 2002 AND SEPTEMBER 2, 2001


                                                           39 weeks         13 weeks        39 weeks      13 weeks
                                                             ended           ended           ended          ended
                                                          September 1,    September 1,    September 2,   September 2,
                                                              2002            2002            2001           2001
                                                         --------------  --------------  --------------  ------------

  Sales                                                  $ 182,175,544   $  60,505,818   $ 170,403,587   $53,569,511
  Cost of sales                                            109,285,337      36,284,585     103,035,801    32,030,281
                                                         --------------  --------------  --------------  ------------

  Gross profit                                              72,890,207      24,221,233      67,367,786    21,539,230

  Store operating, general and administrative expenses      57,764,780      20,170,495      53,014,750    17,270,249

  Pre-store opening startup costs                              312,040         130,041         165,000        33,000

  Depreciation and amortization                              5,902,418       2,032,828       5,085,861     1,762,393

  Insurance and grant proceeds                                (587,300)       (487,300)             --            --

  Non-store operating expenses:

      Administrative payroll and fringes                     5,088,713       1,765,317       3,916,850     1,407,421
      General office expense                                 1,550,335         516,601       1,789,646       606,691
      Professional fees                                        352,881          86,345         474,044       119,817
      Corporate expense                                        159,799          54,284         110,303        21,270
                                                         --------------  --------------  --------------  ------------

  Total non-store operating expenses                         7,151,728       2,422,547       6,290,843     2,155,199
                                                         --------------  --------------  --------------  ------------

  Operating income (loss)                                    2,346,541         (47,378)      2,811,332       318,389
                                                         --------------  --------------  --------------  ------------

  Other income (expense):

      Interest expense                                      (2,136,709)       (730,555)     (2,656,687)     (786,894)
      Interest income                                            4,413             669           8,566         1,261
      Other income                                                  --              --         177,329        (3,811)
                                                         --------------  --------------  --------------  ------------

  Total other income (expense) - net                        (2,132,296)       (729,886)     (2,470,792)     (789,444)
                                                         --------------  --------------  --------------  ------------

  Income (loss) before income taxes                            214,245        (777,264)        340,540      (471,055)

  Provision for income taxes                                    25,000              --          21,840         1,840
                                                         --------------  --------------  --------------  ------------

  Net income (loss)                                      $     189,245   $    (777,264)  $     318,700   $  (472,895)
                                                         ==============  ==============  ==============  ============

  Income (loss) per share, basic and diluted             $        0.01          ($0.04)  $        0.02        ($0.02)
                                                         ==============  ==============  ==============  ============

  Weighted average number of shares and
  equivalents outstanding                                   19,636,574      19,636,574      19,636,574    19,636,574
                                                         ==============  ==============  ==============  ============

See notes to consolidated financial statements (unaudited).

                                            GRISTEDE'S FOODS, INC.
                           UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                    FOR THE 52 WEEKS ENDED DECEMBER 2, 2001
                                 AND FOR THE 39 WEEKS ENDED SEPTEMBER 1, 2002

                                                         Additional    Retained        Total
                                       Common stock        Paid-In     earnings     Stockholders'
                                     Shares     Amount     Capital     (Deficit)      Equity
                                   ----------  --------  -----------  ------------  -----------
Balance at December 3, 2000        19,636,574  $392,732  $14,136,674  $(3,211,962)  $11,317,444

Net income for the 52 weeks ended
   December 2, 2001                         -         -            -      275,057       275,057
                                   ----------  --------  -----------  ------------  -----------


Balance at December 2, 2001        19,636,574  $392,732  $14,136,674  $(2,936,905)  $11,592,501

Net Income for the 39 weeks
   ended September 1, 2002                  -         -            -      189,245       189,245
                                   ----------  --------  -----------  ------------  -----------

Balance at September 1, 2002       19,636,574  $392,732  $14,136,674  $(2,747,660)  $11,781,746
                                   ==========  ========  ===========  ============  ===========

See notes to consolidated financial statements (unaudited).

                                 GRISTEDE'S FOODS, INC.
                   UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
       FOR THE THIRTY NINE WEEKS ENDED SEPTEMBER 1, 2002 AND SEPTEMBER 2, 2001


                                                             39 weeks        39 weeks
                                                               ended          ended
                                                            September 1,   September 2,
                                                                2002           2001
                                                           --------------  ------------
  Cash flows from operating activities:

     Net income                                            $     189,245   $   318,700

     Adjustments to reconcile net income to net cash provided by operating activities:

       Depreciation and amortization                           5,902,418     5,085,861
       Change in allowance for doubtful accounts                  52,169        54,162
       Gain on sale of store                                          --      (192,177)
       Changes in operating assets and liabilities:
         Accounts receivable                                  (1,073,246)      493,684
         Inventory                                            (2,519,035)   (1,980,093)
         Due from related parties - trade                       (384,094)      879,000
         Prepaid expenses and other current assets              (414,156)      774,790
         Other assets                                           (737,061)     (827,300)
         Accounts payable - trade                              2,448,292      (848,219)
         Accrued payroll, vacation and withholdings              849,390      (722,864)
         Accrued expenses and other current liabilities         (271,881)     (818,285)
         Due to related parties - trade                          297,599            --
         Deferred rent                                           544,283       445,479
                                                           --------------  ------------

           Net cash provided by operating activities           4,883,923     2,662,738
                                                           --------------  ------------

  Cash flows from investing activities:
     Proceeds from sale of store                                      --       225,000
     Capital expenditures                                     (5,639,418)   (3,746,230)
                                                           --------------  ------------

           Net cash used in investing activities              (5,639,418)   (3,521,230)
                                                           --------------  ------------

  Cash flows from financing activities:

     Repayments of bank loan                                    (692,308)   (2,452,381)
     Proceeds from bank loans                                  5,300,000            --
     Repayment of capitalized lease obligations               (2,929,614)   (1,950,925)
     Advances from (repayments to) affiliates                   (838,626)    5,203,619
                                                           --------------  ------------

           Net cash provided by financing activities             839,452       800,313
                                                           --------------  ------------

  Net increase (decrease) in cash                                 83,957       (58,179)

  Cash, begining of period                                       475,873       412,408
                                                           --------------  ------------

  Cash, end of period                                      $     559,830   $   354,229
                                                           ==============  ============

  Supplemental disclosures of cash flow information:

      Cash paid for interest                               $   2,175,792   $ 2,871,482
      Cash paid (refunded) for taxes                       $     (79,516)  $   107,142


  Supplemental schedule of non cash financing activity:
      Assets acquired under capitalized lease obligations  $   3,598,845   $ 2,595,099

     See notes to consolidated financial statements (unaudited).

                     GRISTEDE'S FOODS, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.  BASIS  OF  PRESENTATION  AND  SUMMARY  OF  SIGNIFICANT ACCOUNTING   POLICIES

Business  -
--------

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

The Company operates 38 supermarkets and two free-standing pharmacies in Manhattan, New York, three supermarkets in Westchester County, New York, one supermarket in each of Brooklyn, New York and Long Island, New York. All of the supermarkets and pharmacies are leased and operated under the "Gristede's" banner. (See subsequent events note).

The Company also owns City Produce Operating Corp., a company which operates a warehouse and distribution facility primarily for fresh produce on leased premises in the Bronx, New York.

Basis of presentation - The unaudited consolidated financial statements included
---------------------
herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). In the opinion of management, the information furnished reflects all adjustments (consisting of normal recurring adjustments), which are necessary for a fair statement of the results of operations and financial position of the Company for the interim period. The interim figures are not necessarily indicative of the results to be expected for the fiscal year.

Principles  of Consolidation - The consolidated financial statements include the
----------------------------
accounts of the Company and its wholly owned subsidiaries. All material intercompany accounts and transactions have been eliminated in consolidation.

Quarter  End  -  The  Company  operates using the conventional retail 52/53-week
------------
fiscal year. The fiscal quarter ends on the Sunday closest to the end of the quarter. The Company's fiscal year ends on the Sunday closest to November 30.

Inventory  -  Store  inventories  are valued principally at the lower of cost or
---------
market  with cost determined under the retail first in, first out (FIFO) method.

Property  and  Equipment  and Depreciation - Property and equipment is stated at
------------------------------------------
cost. Depreciation of furniture, fixtures and equipment is computed by the straight-line method over the estimated useful lives of the assets.

Leases  and  Amortization  -  The  Company  charges  the  cost  of noncancelable
-------------------------
operating lease payments and beneficial leaseholds to operations on a straight-line basis over the lives of the leases.

Provision  for income taxes - Income taxes reflect Federal and State alternative
---------------------------
minimum tax only, as all regular income taxes have been offset by utilization of the Company's net operating loss carry forward.

Income  per  share  - Per share data are based on the weighted average number of
------------------
shares of common stock and equivalents outstanding during each quarter. Income per share is computed by the treasury stock method; basic and diluted income per share are the same.

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

The Company leases the following locations from affiliates: a portion of its warehouse and distribution facility comprising 25,000 square feet, its office facilities and seven store locations. During the 39 weeks and the 13 weeks ended September 1, 2002 the Company paid $1,729,539 and $646,550, respectively, to these affiliates for rent and real estate taxes under such leases. The leases are triple net whereby the tenant pays all real estate taxes, insurance and maintenance.

Certain of the Company's supermarkets have entered into capital and operating leases with Red Apple Lease Corporation. (formerly Red Apple Leasing, Inc.). These leases are primarily for store operating equipment. Obligations under these leases at September 1, 2002 were $3,647,543. These leases require that monthly payments of $76,790 be made to Red Apple Lease Corp. through March 2007. In January 2002, these leases were amended, which resulted in additional capital lease availability of $2,750,000. This additional availability was drawn upon during the 13 weeks ended June 2, 2002. The monthly payments required by these leases has been extended through March 2007 and will constitute the debt service on the new financing.

Certain of the Company's supermarkets have entered into capital leases with United Acquisition Leasing Corp., a company wholly owned by John A. Catsimatidis. These leases are primarily for store equipment. Obligations under these leases at September 1, 2002 were $1,893,346. These leases require that monthly payments of $46,574 be made to United Acquisition Leasing Corp. through June 2007.

Amounts due to United Acquisition Corp., a corporation wholly owned by John A. Catsimatidis represent liabilities in connection with the 1997 merger and additional advances made to the Company by United Acquisition Corp. since the merger. United Acquisition Corp. has agreed not to demand payment of these liabilities in fiscal 2003. Accordingly, the liability has been classified as noncurrent. As part of post-closing adjustments in connection with the 1997 merger, approximately $3,600,000 that is due from certain of the Company's affiliates has been offset against the amounts due to United Acquisition Corp. The net amount due to United Acquisition Corp. at September 1, 2002 was $14,480,217, $12,800,000 of which was subordinated to the Company's banks. The liability presently does not bear interest. However, the Company's credit agreement with its banks permits the Company to pay interest on such subordinated debt provided the Company has a positive net income.

Due from related parties trade, represents amounts due from affiliated companies for merchandise shipped to it from the Company's subsidiary City Produce Operating Corp. in the ordinary course of business and for which payments are made to City Produce on a continuous basis under extended terms, as well as management fees receivable for administrative and managerial services performed by the Company for an affiliate. During the 39 weeks and the 13 weeks ended September 1, 2002, merchandise sales to the affiliate were approximately $777,913 and $291,979, respectively.

On February 6, 1998, the Company agreed to purchase substantially all of the assets and assumed certain of the liabilities of a supermarket located at 1644 York Avenue, New York City, that was owned by an affiliate. On March 1, 2000, the Company and the affiliate restructured the transaction by rescinding the purchase effective as as of February 6, 1998, and entering into an operating agreement which gives the Company full control of the supermarket and the right to operate the supermarket for its account. The operating agreement presently terminates on December 1, 2003, but the term will be extended for additional one year periods unless either party shall give notice of termination not later than 90 days prior to the end of the then current term of the agreement. Under the operating agreement, the Company is obligated to pay the affiliate $1.00 per annum, plus such other consideration as may be approved by the Company's directors (excluding John A. Catsimatidis). Pursuant to the operating agreement the Company or any of its designees, also has the option until December 31, 2005 to purchase the supermarket for $2,778,175, which price is the fair market price of the supermarket established on October 11, 1999 by the Company's directors (excluding John A. Catsimatidis).

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

3.  LITIGATION

Reference is made to Item 3 contained in the Company's Annual Report on Form 10-K for the year ended December 2, 2001 to the matter captioned: Ansoumana v. Great Atlantic & Pacific Tea Company, Inc. d/b/a A&P, Shopwell Inc. d/b/a Food Emporium, Gristede's Operating Corp., Duane Reade, Inc., Charlie Baur, individually and d/b/a B&B Delivery Service a/k/a Citi Express, Scott Weinstein and Steven Pilavan, individually and d/b/a Hudson Delivery Service Inc., Chelsea Trucking, Inc. a/k/a Hudson York (hereinafter referred to as the "Federal Court Action"). The Company has entered into an agreement in principle on the parameters of a possible settlement ("Settlement") with delivery workers of The Great American Delivery Service Company and predecessor companies operated by Charles Baur ("Great American / Baur"). The Company estimates that such a possible settlement could result in potential payments of $2,750,000, payable over a number of years, without interest, which amount would be shared approximately 50-50 by the Company with its predecessor private companies, and with the private companies also paying plaintiff's legal expenses. Additionally, recoveries from a $400,000 security bond posted by Great American / Baur shall be solely for the Company's benefit. However, any final settlement must be approved by the Company's banks, the state, the courts, and the plaintiffs. The Company and its legal counsel are not presently able to predict whether the settlement will be implemented. Accordingly, the Company has not recorded any contingent liability in its consolidated financial statements related to this matter.

Reference is also made to Item 3 contained in the Company's Annual Report on Form 10-K for the year ended December 2, 2001 to the matter captioned: RMED International Inc. v. Sloan's Supermarkets Inc. and John A. Catsimatidis. The defendants filed a motion to reargue the court's decision not to dismiss certain of the plaintiff's claims on summary judgment, including the plaintiff's claim under Section 10(b) of the Securities Exchange Act of 1934, as amended, and Rule

10b-5 thereunder, as well as the plaintiff's claim of fraud under state common law. This motion has been denied. The case is scheduled to go to trial in 2003.


4.   IMPACT OF THE TERRORIST ATTACKS OF SEPTEMBER 11, 2001

The Company has two stores in the World Trade Center area of Manhattan, which were forced to close as a result of the terrorist attacks of September 11, 2001. One store reopened for business on October 1, 2001, the other has been renovated and re-opened in May 2002. The Company has suffered property damage losses, including inventory, costs to repair and clean fixtures and facilities and loss of revenue. Management has filed claims for the above losses with its insurance carriers, including business interruption. The Company has reached a negotiated settlement of all its claims in September 2002 and has collected these in full in October 2002. The Company has applied for certain grants for which it is eligible under various programs.

5.   DEFERRED ACQUISITION COSTS

     In connection with the Company's proposed $175 million Senior Note Offering and its proposed acquisition of Kings Supermarkets, Inc., a chain of 29 stores, mainly located in Northern New Jersey, the Company incurred certain costs (principally professional fees) in the amount of $1,153,380 (included in other assets on the accompanying balance sheet). $708,175 of such costs are reimbursable to the Company by United Acquisition Corp. The Company intends to exhaust all efforts to acquire this company unless and until it is acquired by someone else. The deferred costs will be amortized over the term of the note pending the completion of the offering. Should the proposed offering prove to be unsuccessful, the deferred costs will be charged to operations.

6.     SUBSEQUENT EVENT

In October 2002, the company and an affiliate of the Company acquired the fixtures, equipment, leasehold improvements and store leases of three stores from The Great Atlantic & Pacific Tea Company for a total purchase price of $5,500,000. The affiliate has leased the acquired fixed assets to the Company. Such stores had been closed for more than six months prior to this transaction.

                     GRISTEDE'S FOODS, INC. AND SUBSIDIARIES

PART  I

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE NINE MONTHS AND THE QUARTERS ENDED SEPTEMBER 1, 2002 AND SEPTEMBER 2, 2001

CRITICAL ACCOUNTING POLICIES
-------- ---------- --------

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

     General.  The  preparation  of  financial  statements  in  conformity  with
     -------
generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reported periods. The most significant estimates and assumptions relate to the recoverability of internally developed software costs, fixed assets and other intangibles, inventories, realization of deferred income taxes and the adequacy of allowances for doubtful accounts. Actual amounts could differ significantly from these estimates.

     Accounts Receivable.  We continuously monitor collections and payments from
     -------- ----------
our customers, third party and vendor receivables and maintain a provision for estimated credit losses based upon our historical experience and any specific collection issues that we have identified. While such credit losses have historically been within our expectations and the provisions established, we cannot guarantee that we will continue to experience the same credit loss rates that we have in the past.

     Inventories.  We  value  our  inventory at the lower of cost or market with
     -----------
cost determined under the retail method. We regularly review inventory quantities on hand and record a provision for excess and obsolete inventory where appropriate based primarily on our historical shrink and spoilage rates.

     Deferred Taxes.  We  recognize deferred tax assets and liabilities based on
     -------- -----
the differences between the financial statement carrying amounts and the tax bases of assets and liabilities. We regularly review our deferred tax assets for recoverability and establish a valuation allowance based on historical taxable income, projected future taxable income, and the expected timing of the reversals of existing temporary differences. If we are unable to generate sufficient future taxable income, or if there is a material change in the actual effective tax rates or time period within which the underlying temporary differences become taxable or deductible, we would be required to continue to recognize a valuation allowance against all or a significant portion of our deferred tax assets resulting in a material adverse impact on our operating results.

     Intangibles  and  Other  Long-Lived Assets. Intangible and other long-lived
     ------------------------------------------
assets are amortized over their useful lives. Useful lives are based on management's estimates of the period that the assets will generate revenue. Intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.


RESULTS  OF  OPERATIONS
-----------------------

The following table sets forth, as a percentage of sales, components of our Results of Operations:

                                        39 weeks     13 weeks     39 weeks     13 weeks
                                          ended        ended        ended        ended
                                         9/1/02       9/1/02       9/2/01       9/2/01
                                       -----------  -----------  -----------  -----------
Sales                                        100.0        100.0        100.0        100.0
Cost of sales                                 60.0         60.0         60.5         59.8
                                       -----------  -----------  -----------  -----------
Gross profit                                  40.0         40.0         39.5         40.2
Store operating, general and
    administrative expenses                   31.7         33.3         31.1         32.2
Pre-store opening startup costs                0.2          0.2          0.1          0.1
Depreciation and amortization                  3.2          3.4          3.0          3.3
Insurance and grant proceeds                  -0.3         -0.8           --           --
Non-store operating expense                    3.9          4.0          3.7          4.0
                                       -----------  -----------  -----------  -----------
Operating income (loss)                        1.3         -0.1          1.6          0.6
Other income (expense)                        -1.2         -1.2         -1.4         -1.5
                                       -----------  -----------  -----------  -----------
Income (loss) from operations before
   income taxes                                0.1         -1.3          0.2         -0.9
Provisions for income taxes                    0.0          0.0          0.0          0.0
                                       -----------  -----------  -----------  -----------
Net income (loss)                              0.1         -1.3          0.2         -0.9
                                       -----------  -----------  -----------  -----------

Sales were $182,175,544 and $60,505,818 for the 39 weeks and for the 13 weeks ended September 1, 2002, respectively, as compared to $170,403,587 and $53,569,511 for the 39 weeks and for the 13 weeks ended September 2, 2001, respectively. We temporarily closed four stores during the 13 weeks ended March 3, 2002. During the 13 weeks ended June 2, 2002, we re-opened three stores that were closed for remodeling; the fourth store was closed for the entire 39 weeks ended September 1, 2002 and is expected to re-open later in 2002.

Same store sales increased 8.7% and 11.8% for the 39 weeks and for the 13 weeks ended September 1, 2002, respectively, as compared to the 39 weeks and 13 weeks ended September 2, 2001. Same store sales are calculated using stores that were open for business both in the current period and in the same period last year.

Gross profit was $72,890,207 or 40.0% of sales and $24,221,233 or 40.0% of sales for the 39 weeks and for the 13 weeks ended September 1, 2002, respectively, as compared to $67,367,786 or 39.5% of sales and $21,539,230 or 40.2% of sales for the 39 weeks and for the 13 weeks ended September 1, 2001, respectively. The increase in gross profit as a percentage of sales during the 2002 year to date period was primarily due to increased sales of perishables, which have higher gross margins.

Store operating, general and administrative expenses were $57,764,780 or 31.7% of sales and $20,170,495 or 33.3% of sales for the 39 weeks and for the 13 weeks ended September 1, 2002, respectively, as compared to $53,014,750 or 31.1% of sales and $17,270,249 or 32.2% of sales for the 39 weeks and for the 13 weeks ended September 2, 2001, respectively. Store operating, general and administrative expenses increased as a percentage of sales during the 13 weeks ended September 1, 2002 mainly due to higher labor costs resulting from the three remodeled stores which reopened during the second quarter and in anticipation of several new stores opening during the fourth quarter.

Pre-store opening startup costs were $312,040 and $130,041 for the 39 weeks and for the 13 weeks ended September 1, 2002, respectively as compared to $165,000 and $33,000 for the 39 weeks and for the 13 weeks ended September 2, 2001, respectively. Four remodeled stores were opened during the 13 weeks ended
September 1, 2002 and the Company prepared for a new store which opened September 6, 2002, compared to one store during the 13 weeks ended September 2, 2001.

Non-store operating expenses were $7,151,728 or 3.9% of sales and $2,422,547 or 4.0% of sales for the 39 weeks and for the 13 weeks ended September 1, 2002, respectively, as compared with $6,290,843 or 3.7% of sales and $2,155,199 or 4.0% of sales for the 39 weeks and for the 13 weeks ended September 2, 2001, respectively. Administrative payroll and fringes were 2.8% and 2.9% of sales for the 39 weeks and for the 13 weeks ended September 1, 2002, respectively as compared to 2.3% and 2.6% of sales for the 39 weeks and for the 13 weeks ended September 2, 2001, respectively. The increase in the 2002 periods primarily reflects the addition of supervisory personnel as a result of additional business generated by the store remodeling program. We incurred higher costs of fringe benefits during the 2002 periods due to higher administrative salaries and higher costs of health care benefits. General office expenses were 0.9% of sales for both the 39 weeks and for the 13 weeks ended September 1, 2002, respectively as compared to 1.1% of sales for both the 39 weeks and for the 13 weeks ended September 2, 2001, respectively. Professional fees were 0.2% and 0.1% of sales for the 39 weeks and for the 13 weeks ended September 1, 2002, respectively as compared to 0.3% and 0.2% of sales for the 39 weeks and for the 13 weeks ended September 2, 2001, respectively. Corporate expenses were 0.1% of sales for each of the 39 weeks and for the 13 weeks ended September 1, 2002 and the 39 weeks and for the 13 weeks ended September 2, 2001, respectively.

Depreciation and amortization expense was $5,902,418 or 3.2% of sales and $2,032,828 or 3.4% of sales for the 39 weeks and for the 13 weeks ended September 1, 2002, respectively, as compared to $5,085,861 or 3.0% of sales and $1,762,393 or 3.3% of sales for the 39 weeks and for the 13 weeks ended September 2, 2001, respectively. The increase in depreciation and amortization expense was primarily the result of significant capital expenditures incurred in connection with our store remodeling and expansion program.

Interest expense was $2,136,709 or 1.2% of sales and $730,555 or 1.2% of sales for the 39 weeks and for the 13 weeks ended September 1, 2002, respectively, as compared to $2,656,687 or 1.6% of sales and $786,894 or 1.5% of sales for the 39 weeks and for the 13 weeks ended September 2, 2001, respectively. The decreases in the 2002 periods were primarily attributable to lower interest rates, partially offset by increased borrowings under the bank line and capital leases for equipment financing.

Other income (expense) was $0 for both the 39 weeks and for the 13 weeks ended September 1, 2002 as compared to $177,329 and ($3,811) for the 39 weeks and for the 13 weeks ended September 2, 2001, respectively (which was attributable to the closure of a store and the sale of its lease in January 2001).

As a result of the items reviewed above, net income (loss) before provision for income taxes were $189,245 and ($777,264) for the 39 weeks and for the 13 weeks ended September 1, 2002, respectively, as compared to $318,700 and ($472,895) for the 39 weeks and for the 13 weeks ended September 2, 2001, respectively.

LIQUIDITY  AND  CAPITAL  RESOURCES

Liquidity:
----------

     Our consolidated financial statements indicate that at September 1, 2002 current assets exceed current liabilities by $4,923,402 and stockholders' equity was $11,781,746. Management believes that cash flows generated from operations, supplemented by financing from our bank facility and third party leasing companies, will be sufficient to pay our debts as they may come due, provide for our capital expenditure program and meet our other cash requirements.

Debt  and  Debt  Service:
-------------------------

     Effective October 2001, our credit agreement with a group of banks was amended and increased to an aggregate total of $32,500,000, consisting of a $15,500,000 term loan and a $17,000,000 revolving line of credit. As of September 1, 2002, our credit facility, as amended, provides for (i) a maturity date of November 28, 2004 for the revolving line of credit, and December 3, 2006 for the term loan, at which time all amounts outstanding thereunder are due,
(ii) certain financial covenants, and (iii) amortization of the term loan in monthly amortizations totaling $2,000,000, $2,300,000, $2,600,000, $2,900,000 and $3,200,000, respectively, in each year during its term, and a $2,500,000 balloon payment at maturity.

     Borrowings under our credit facility bear interest at a spread over either the prime rate of the bank acting as agent for the group of banks or a LIBOR rate, with the spread dependent on the ratio of our funded debt to EBITDA ratio, as defined in our credit facility. The average interest rate on amounts outstanding under our credit facility during the quarter ended September 1, 2002 was 5.05% per annum.

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

     As of September 1, 2002, John A. Catsimatidis, through affiliates, has contributed approximately $14.5 million to us in the form of unsecured non-interest bearing loans, with $12.8 million subordinated to our bank lenders. The liability presently does not bear interest. However, our credit facility permits us to pay interest on such subordinated debt provided we have positive net income.

Capital  Expenditures:
----------------------

     Capital expenditures were $9.2 million for the 39 weeks ended September 1, 2002, including property acquired under capital leases, as compared to $6.3 million for the 39 weeks ended September 2, 2001.

     We have not incurred any material commitments for capital expenditures, although we anticipate spending approximately $8 million to $10 million exclusive of new capital leases on our store remodeling and expansion program in fiscal 2002. Such amount is subject to adjustment based on the availability of funds.

Cash  Flow:
-----------

     Cash provided by operating activities amounted to $4,883,923 for the 39 weeks ended September 1, 2002 as compared to $2,662,738 for the 39 weeks ended September 2, 2001. The change in cash flow from operating activities was primarily due to cash used in reducing accounts payable and provided by operating assets and liabilities. Net cash used for investing activities was $5,639,418 in 2002 as compared to $3,521,230 in 2001 (net of proceeds from a store closed in January 2001). Cash provided by financing activities was $839,452 for the 39 weeks ended September 1, 2002 as compared to $800,313 for the 39 weeks ended September 2, 2001 reflecting the bank financing drawn upon in 2002 and the additional proceeds provided by an affiliate of the Company, offset by repayments of bank loans and capital leases.

Recent  Accounting  Pronouncements:
-----------------------------------

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

ITEM 4.   CONTROLS AND PROCEDURES

     a. Evaluation of disclosure controls and procedures: The Company's Chief Executive Officer and its Chief Financial Officer, after evaluating the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 (c) and 15-d-14 (c)) as of a date within 90 days of the filing date of the quarterly report (the "Evaluation Date"), have concluded that as of the Evaluation Date, the Company's disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company would be made known to them by others within the Company.

     b. Changes in internal controls: There were no significant changes in the Company's internal controls or in other factors that could significantly affect the Company's internal controls and procedures subsequent to the Evaluation Date, nor any significant deficiencies or material weaknesses in such internal controls and procedures requiring corrective actions.

                     GRISTEDE'S FOODS INC. AND SUBSIDIARIES


                           PART II - OTHER INFORMATION


ITEM  1.     LEGAL  PROCEEDINGS
             ------------------

     Reference is made to Item 3 contained in the Company's Annual Report on Form 10-K for the year ended December 2, 2001 to the matter captioned: Ansoumana
v. Great Atlantic & Pacific Tea Company, Inc. d/b/a A&P, Shopwell Inc. d/b/a Food Emporium, Gristede's Operating Corp., Duane Reade, Inc., Charlie Baur, individually and d/b/a B&B Delivery Service a/k/a Citi Express, Scott Weinstein and Steven Pilavan, individually and d/b/a Hudson Delivery Service Inc., Chelsea Trucking, Inc. a/k/a Hudson York (hereinafter referred to as the "Federal Court Action"). The Company has entered into an agreement in principle on the parameters of a possible settlement ("settlement") with delivery workers of The Great American Delivery Service Company and predecessor companies operated by Charles Baur ("Great American / Baur). The Company estimates that such a possible settlement could result in potential payments of $2,750,000, payable over a number of years, without interest, which amount would be shared approximately 50-50 by the Company with its predecessor private companies, and with the private companies also paying plaintiff's legal expenses. Additionally, recoveries from a $400,000 security bond posted by Great American / Baur shall be solely for the Company's benefit. However, any final settlement must be approved by the Company's banks, the state, the courts, and the plaintiffs. The Company and its legal counsel are not presently able to predict whether the settlement will be implemented. Accordingly, the Company has not recorded any contingent liability in its consolidated financial statements related to this matter.


Reference is also made to Item 3 contained in the Company's Annual Report on Form 10-K for the year ended December 2, 2001 to the matter captioned: RMED International Inc. v. Sloan's Supermarkets Inc. and John A. Catsimatidis. The defendants filed a motion to reargue the court's decision not to dismiss certain of the plaintiff's claims on summary judgment, including the plaintiff's claim under Section 10(b) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 thereunder, as well as the plaintiff's claim of fraud under state common law. This motion has been denied. The case is scheduled to go to trial after the new year.


ITEM  2.     CHANGE  IN  SECURITIES  AND  USE  OF  PROCEEDS
             ----------------------------------------------

             None.

ITEM  3.     DEFAULTS  UPON  SENIOR  SECURITIES
             ----------------------------------

             None.

ITEM  4.     SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS
             -----------------------------------------------------------

             None.

ITEM  5.     OTHER  INFORMATION
             ------------------

             Forward-looking information:
             ----------------------------

     This report and documents incorporated by reference contain both historical and "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as "anticipates", "believes", "expects", "intends", "future", and similar expressions identify forward-looking statements. Any such "forward-looking" statements in this report reflect the Company's current views with respect to future events and financial performance, and are subject to a variety of factors that could cause the actual results or performance to differ materially from historical results or from the anticipated results or performance expressed or implied by such forward-looking statements. Because of such factors, there can be no assurance that the actual results or developments anticipated by the Company will be realized or, even if substantially realized, that they will have the anticipated results. The risks and uncertainties that may affect the Company's business include, but are not limited to: economic conditions, governmental regulations, technological advances, pricing and competition, acceptance by the marketplace of new products, retention of key personnel, the sufficiency of financial resources to sustain and expand the Company's operations, and other factors described in this report and in prior filings with the Securities and Exchange Commission. Readers should not place undue reliance on such forward-looking statements, which speak only as of the date hereof, and should be aware that except as may be otherwise legally required of the Company, the Company undertakes no obligation to publicly revise any such forward-looking statements to reflect events or circumstances that may arise after the date hereof. A more detailed description of some of the risk factors is set forth in the Company's Annual Report on Form 10-K, dated December 2, 2001.

ITEM  6.     EXHIBITS  AND  REPORTS  ON  FORM  8-K
             -------------------------------------

             (a)  Exhibits

             None.

             (b) There were two Current Reports on Form 8-K filed during the 13 weeks ended September 1, 2002, on June 4 and June 18, 2002.

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

                                              Gristede's  Foods,  Inc.

                                      By:     /s/  John  A.  Catsimatidis
                                              ----------------------------------

                                              John  A.  Catsimatidis
                                              Chairman  of  the  Board  and
                                              Chief  Executive  Officer


Dated:  October  21,  2002



                                      By:     /s/  Gary  Pokrassa
                                              ----------------------------------

                                              Gary  Pokrassa
                                              Chief  Financial  Officer


Dated:  October  21,  2002

                       ANNUAL AND QUARTERLY CERTIFICATIONS
            PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002 I, John A. Catsimatidis, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Gristede's Foods, Inc.
2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;
4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
          c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):
     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ John A. Catsimatidis

Date: October 21, 2002
Title:     Chief Executive Officer

                       ANNUAL AND QUARTERLY CERTIFICATIONS
            PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002 I, Gary Pokrassa, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Gristede's Foods, Inc.
2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;
4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
          c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):
     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ Gary Pokrassa

Date: October 21, 2002
Title:     Chief Financial Officer

                                  Certification
            Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States
                                      Code)

     Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code), each of the undersigned officers of Gristede's Foods, Inc., a Delaware corporation (the "Company"), does hereby certify, to such officer's knowledge, that:

     The Quarterly Report of Form 10-Q for the quarter ended September 1, 2002 (the "Form 10-Q") of the Company fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and information contained in the Form 10-Q fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated:
/s/ John A. Catsimatidis

                              Name: John A. Catsimatidis
                                    Chief Executive Officer


Dated:
/s/ Gary Pokrassa

                              Name: Gary Pokrassa
                                    Chief Financial Officer

     The foregoing certification is being furnished solely pursuant to section 906 of the Sarbanes-Oxley Act of 2002 (subsections (a) and (b) of
Section 1350, Chapter 63 of Title 18, United States Code) and is not being furnished as part of Form 10-Q or as a separate disclosure document.