Form 10-K
period 2002-12-01
GRISTEDES FOODS INC
filed 2003-03-05
CIK 28325

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

( X ) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For  fiscal  year  ended  December  1,  2002

(   )     TRANSITION  REPORT  PURSUANT TO  SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE  ACT  OF  1934
          For  the  transition  period from________________ to__________________

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

As of February 25, 2003, 19,636,574 shares of the registrant's common stock, $0.02 par value, were outstanding.

The aggregate market value of the common stock held by nonaffiliates of the registrant (i.e., excluding shares held by executive officers, directors, and control persons as defined in Rule 405) on May 31, 2002 (the last business day of the second fiscal quarter) was $1,678,553 computed at the closing price on that date.

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

     The Company operates 49 supermarkets (the "Supermarkets"), and two free standing pharmacies offering health and beauty aids and general merchandise. (Two supermarkets opened in December 2002, subsequent to year end). Forty-one Supermarkets and the two pharmacies are located in Manhattan, New York, three
Supermarkets are located in Westchester County, New York, one Supermarket is located in Brooklyn, New York, one Supermarket is located in the Bronx, New York and one Supermarket is located in Long Island, New York. All of the supermarkets / pharmacies are operated under the "Gristede's" name. The Company leases all of its Supermarket locations and its two pharmacies. During fiscal 1999 the Company embarked on a plan to open in-store pharmacies in select
Supermarket locations. The Company is currently operating nine in-store pharmacies and two free standing pharmacies.

     During fiscal 2002 the Company opened one new in-store pharmacy and opened two additional in-store pharmacies subsequent to the end of fiscal 2002.

     The Company also owns City Produce Operating Corp. ("City Produce"), a corporation that operates a warehouse used as an internal distribution center, on leased premises in Bronx County, New York. The warehouse operation supplies the Company's Supermarkets with groceries and fresh produce. The warehouse also sells wholesale fresh produce to third parties.

     The Company competes on the basis of providing customer convenience, service and a wide assortment of food products, including those that are appealing to the clientele in the neighborhoods where its Supermarkets are located. The Supermarkets, like most Manhattan supermarkets, are smaller than their suburban counterparts, ranging in size from approximately 6,000 to 24,500 square feet of selling space and averaging 10,200 square feet of selling space.

     The Supermarkets offer, at competitive prices, broad lines of merchandise, including nationally and regionally advertised brands, private label and generic brands. Merchandise sold includes food items such as fresh meats, produce, dry groceries, dairy products, baked goods, poultry and fish, fresh fruits and vegetables, frozen foods, and delicatessen and gourmet foods, as well as many non-food items such as cigarettes, soaps, paper products, and health and beauty aids. Check-cashing services are available to qualified customers holding check-cashing cards and, for a small fee, the Company will deliver groceries to a customer's residence. The Supermarkets accept payment by Mastercard, Visa, American Express, IGT and Discover credit cards. Most of the Supermarkets are open sixteen hours per day, seven days a week and on holidays, including Christmas, New Year's and Thanksgiving. Most of the Supermarkets close two hours earlier on Sundays.

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

GROWTH  STRATEGY

     On November 10, 1997, a Merger Agreement was consummated pursuant to which 29 Supermarkets indirectly owned by Mr. Catsimatidis, (the "majority shareholder") merged into wholly owned subsidiaries of the Company (the "Merger"). The Company believes that the Merger has allowed it to realize synergies and increased operating leverage while providing management with the necessary resources and focus to streamline operations, automate facilities and capitalize on strategic opportunities. The Company also believes that the Merger has enabled it to achieve the critical mass necessary to execute its future growth strategy.

     Subsequent to the Merger, the Company embarked on a capital expenditure program for its Supermarkets that included extensive remodelings, the introduction of a centralized point-of-sale information system and the opening of in-store pharmacies in select Supermarket locations. The Company has a $32,500,000 revolving credit and term loan facility from certain banks maturing in November 2004 and December 2006, respectively, and finance facilities from leasing companies to finance such capital improvements. (see Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operation-Liquidity and Capital Resources").

     During the fiscal year ended December 1, 2002, three new stores were opened, four stores were remodeled, and one new in-store pharmacy opened. Two new stores were opened in December 2002 subsequent to the fiscal year-end. The aggregate capital expenditures for fiscal 2002, including such remodelings and new store openings, was approximately $19,000,000. Included in this amount is $6.4 million for three stores purchased from A&P for $5.5 million. Subject to the availability of financing, during the fiscal year ending November 30, 2003, the Company anticipates it will spend approximately $8 to $10 million in aggregate capital expenditures, including additional remodelings and new store and pharmacy openings. The Company anticipates that it will continue opening new stores and pharmacies in future years. The modernized larger Supermarkets are being re-named "Gristede's Mega Stores".

     Average sales increases at the remodeled stores have exceeded 50%. Modernization has resulted in a more enjoyable shopping atmosphere with more rapid check-out lines due to scanners and improved lighting facilities.

     The Company may also expand its operations through the acquisition of supermarkets and/or the acquisition of businesses that the Company believes would complement its core supermarket business. However, pursuant to an order embodying a Settlement Agreement between the Federal Trade Commission (the "FTC"), John Catsimatidis, the Company and certain other companies controlled by Mr. Catsimatidis (collectively, the "Companies"), for a period of ten years from March 6, 1995, the Company cannot, without prior FTC approval, acquire any interest in any existing supermarket in certain designated areas in Manhattan. The order does not restrict the Company from acquiring an interest in a supermarket (in such designated areas) by leasing or purchasing a new location that at the time of acquisition (and for six months prior to the acquisition) is not (or was not) being operated as a supermarket. There are no restrictions on the Company acquiring supermarkets that are located outside the designated areas.

The Company has been attempting to acquire Kings Supermarkets, Inc., a chain of 29 stores, mainly located in Northern New Jersey. The Company intends to continue such efforts. No assurance can be given that this acquisition will be consummated.

MARKETING

     The Company advertises in local newspapers on a weekly basis. The Company's advertising emphasizes competitive prices and a variety of merchandise. Some of the Company's vendors offer cooperative advertising allowances, which the Company receives for advertising particular products in its newspaper advertisements.

COMPETITION

     The Company's retail business is subject to intense competition, characterized by low profit margins and requiring regular advertising. All of our Supermarkets are in direct competition with Food Emporium, D'Agostino's, A&P, Pathmark and independent supermarket/grocery operators which do business under the names "Pioneer", "Key Food" and "Associated", many of which are larger and have substantially greater resources than the Company. The Supermarkets also compete with other outlets that sell products sold by supermarkets in New York City. Those outlets include gourmet food stores, health and beauty aid stores, drug stores, produce stores, bodegas, delicatessens and other retail food establishments.

SOURCES  OF  SUPPLY;  INVENTORY  POLICY

     During fiscal 2002 the Company obtained approximately 40% of the merchandise sold in its stores from one supplier, White Rose Foods, and the balance from other vendors, none of which accounted for more than 10% of merchandise purchased by the Company. The Company believes that its supplier relationships are currently satisfactory. The Company is not dependent on these supplier relationships since merchandise is readily available from numerous sources under different brand names, subject to conditions affecting food supplies generally.

     The Company's policy is to have its Supermarkets fully stocked with merchandise at all times. This policy requires the Company to carry significant amounts of inventory. As stated above, replenishment merchandise is readily available from the Company's suppliers, and, on average, nearly 90% of the Company's inventory is sold before the Company is required to pay its suppliers.

TRADENAMES

     The Company owns the "Gristede's" tradename. Such name has an established reputation in the areas served by the Supermarkets for convenience, competitive prices, service and a wide variety of quality produce and merchandise.
"Gristede's"  is  a  federally  registered  trademark.


LABOR  CONTRACTS

     All of the employees of the Company other than 161 administrative employees and executives and 95 store managers and co-managers are represented by unions. The table below sets forth the name of each union with which the Company has a collective bargaining agreement and the expiration date of such agreement.

Name of Union                                                       Expiration Date
-------------                                                       -----------------
Retail, Wholesale & Chain Store Food Employees Union, Local 338       October 7, 2006
Amalgamated Meat Cutters and Retail Food Local 342 Store Employees
   Union, Local 342-50                                                October 5, 2003
United Food and Commercial Workers Union ("UFCW"), Local 174        December 20, 2006
UFCW, Local 1500                                                        June 25, 2006
UFCW, Local 464A                                                          May 1, 2003
International Brotherhood of Teamsters ("Teamsters"), Local 803        month-to-month
Teamsters, Local 202                                                December 31, 2003

GOVERNMENTAL  APPROVALS

     All of the Supermarkets have obtained all necessary governmental approvals, licenses and operating permits to operate the stores.

EMPLOYEES

     At February 1, 2003, the Company had approximately 2,288 employees, 2,086 of which are employed at the Supermarkets or the City Produce warehouse, and 202 of which are employed at the Company's executive offices. Approximately 717 employees were employed on a full-time basis, of which 460 employees work in the Supermarkets.

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

     The Company leases all 49 supermarket locations, its two free standing pharmacies and the warehouse and distribution center operated by City Produce (two supermarkets opened in December 2002, subsequent to year end). Including option renewals, two of such leases expire prior to 2004, 14 of such leases expire on dates from 2004 through 2012 and 36 of such leases expire on dates from 2013 through 2040 (the warehouse is subject to three leases). Several leases have optional renewal periods. It is generally the Company's intention to exercise such options. The supermarkets range in size from approximately 6,000 to 24,500 square feet of selling space, averaging 10,200 square feet of selling space. All of the stores are air-conditioned, have all necessary fixtures and equipment and are suitable for the retail operations conducted therein.

ITEM  3.     LEGAL  PROCEEDINGS.

  1) RMED International Inc. v. Sloan's Supermarkets Inc. and John A. Catsimatidis.

On August 8, 1994, a lawsuit against the Company and Mr. Catsimatidis was instituted in the United States District Court for the Southern District of New York by RMED International, Inc. ("RMED"), a former stockholder of the Company.

The complaint alleged, among other things, that RMED and a purported class consisting of persons who purchased the Company's common stock on or after March 19, 1993 were damaged by alleged nondisclosures in certain filings made by the Company with the Securities and Exchange Commission between January 1993 and June 1994 relating to an investigation by the FTC. The complaint alleged that such nondisclosures constituted violations of Federal and New York State securities laws, as well as common law fraud, and seeks damages (including punitive damages) in an unspecified amount (although in discovery proceedings, the named plaintiff has claimed that its damages were approximately $800,000) as well as costs and disbursements of the action. On June 2, 1994, the Company issued a press release that disclosed the FTC action.

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

After a week of trial, in January 2003, the matter was settled. The full amount of the settlement, together with a portion of the Company's legal fees, was paid by the Company's D&O insurance carrier. Neither the Company, nor Mr.
Catsimatidis  paid  any  portion  of  the  settlement  amount.

2.) Ansoumana v. Great Atlantic & Pacific Tea Company, Inc. d/b/a/ A&P, Shopwell Inc. - d/b/a Food Emporium, Gristede's Operating Corp, Duane Reade, Inc., Charlie Bauer, individually and d/b/a B&B Delivery Service a/k/a Citi Express, Scott Weinstein and Steven Pilavan, ind. and d/b/a Hudson Delivery Service Inc., Chelsea Trucking, Inc. a/k/a Hudson York.

On January 13, 2000, plaintiffs commenced a class action lawsuit in the U.S. District Court for the Southern District of New York (hereinafter referred to as the "Ansoumana Action"). Their complaint alleged violations of the Fair Labor Standards Act and the New York Labor Law. Plaintiffs are claiming damages for the differential between the amount they were paid by the Great American
Delivery Service Company and what the minimum wage was in each specific year dating back to 1994. To date, about 35 to 40 delivery workers have opted into the class action.

Specifically, the Company was one of the parties sued in this litigation by delivery workers claiming they were not being paid the minimum wage. The delivery workers are employees of the Great American Delivery Company (formerly known as B&B Delivery Service or Citi Express)("Great American"), not employees of the Company. The Company was under contract with Great American to deliver groceries to the Company's customers.

In its answer, the Company denied the allegations and cross-claimed against the delivery service co-defendants Weinstein and Baur, based upon their own negligence, theories of contribution and contractual indemnity.

When allegations of underpayment first emerged, the Company, on August 2, 2000, entered into a new contract with Great American. This contract was entered into in order to assure the Company that these delivery workers would be properly and legally paid for their services. The legal hourly wages referred to in the contract were discussed with the New York Attorney General's Office.

On July 23, 2001, the Company terminated its contract with Great American because Great American breached the terms of the contract. Based upon that termination, Great American commenced a breach of contract action in Supreme Court, Nassau County, against the Company and obtained a preliminary injunction compelling the Company to retain Great American as its delivery service contractor.

Thereafter, Great American was found to be in contempt of several orders and added as a party-defendant by motion to amend the complaint in the Ansoumana Action. In response to those proceedings, Great American filed for bankruptcy. Hence, the breach of contract action commenced by Great American against the Company was stayed. The Company transferred the case to the United States
Bankruptcy Court in the Eastern District of New York. Great American's bankruptcy petition was dismissed. Great American's breach of contract action commenced in Nassau County has been stayed pending a resolution of the Ansoumana Action. Nevertheless, Great American posted a $400,000 bond in the breach of contract action pending in Nassau County to obtain a preliminary injunction and the Company intends to recoup these monies from Great American.

A tentative settlement has been reached. The Company estimates that such a possible settlement could result in potential payments of approximately $2,600,000 plus plaintiffs' legal expenses, payable over a number of years, without interest, which amount would be shared approximately 50-50 by the Company with its predecessor private companies. Any amount paid on behalf of the Company will be reflected as a capital contribution. Additionally, recoveries from a $400,000 security bond posted by Great American / Baur shall be solely for the Company's benefit. However, any final settlement must be approved by the Company's banks, the state, the courts, and the plaintiffs. The Company and its legal counsel are not presently able to predict whether the settlement will be implemented. Accordingly, the Company has not recorded any contingent liability in its consolidated financial statements related to this matter. The Company is also pursuing an insurance contribution to the settlement under various policies.

In the meantime, the Company's co-defendant Duane Reade who has continued to aggressively defend itself in this case, without pursuing settlement, has been found liable by summary judgment to be a joint employer with its delivery service provider Weinstein.

3.) Red Apple Supermarkets, Inc., Gristede's Supermarkets, Inc., Supermarket Acquisition Corp., and Gristede's Sloan's Inc., Plaintiffs, against Rite Aid
Corporation  and  Rite  Aid  of  New  York,  Inc.,  Defendants

Pursuant to a settlement agreement dated February 22, 1999 (the Settlement Agreement"), between the Company and Rite Aid Corporation ("Rite Aid"), Rite Aid agreed to compromise a dispute between the parties arising out of a written lease purchase agreement dated September 2, 1994 (the "Lease Purchase Agreement). Pursuant to the Settlement Agreement, Rite Aid agreed to pay the sum of $400,000 (the Settlement Sum") to the Company in full and final satisfaction of certain claims and disputes regarding defendants' breaches of the Lease Purchase Agreement. However, Rite Aid failed and refused to pay any portion of the Settlement Sum as required by the Settlement Agreement. Consequently, on June 5, 2000, plaintiffs filed a complaint in the Supreme Court of the State of New York (New York County) which alleged: breach of Settlement Agreement, Breach of Good Faith and Fair Dealing and Breach of Lease Purchase Agreement. Such complaint seeks judgment against Rite Aid in the full amount of the Settlement Sum, together with interest from February 22, 1999.

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

The Company has recently settled this litigation where Rite Aid will be returning a store to the Company at 113-119 Fourth Avenue, Manhattan, New York City, which was previously operated by an affiliate of the Company, in settlement of the litigation.

The Company will be purchasing Rite Aid's prescription records and inventory for this location. In addition, the Company will pay a nominal fee for Rite Aid's furniture and equipment and the Company will also have the benefit of Rite Aid's leasehold improvements at the store at no additional cost. It is expected that Rite Aid will surrender the store within 30 days of the finalization of the settlement. The Company believes that the fair market value of the acquired store lease and leasehold improvements to be in excess of the Settlement Sum plus interest.

ITEM  4.     SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITYHOLDERS.

An Annual Meeting of Stockholders of the Company was held on January 31, 2003. The stockholders approved the re-election of the Company's existing seven directors for another term expiring at the next Annual Meeting of Stockholders. 18,485,250 shares voted in favor of the election of each of the directors; 6,089 shares voted against the election of each of the directors; there were no abstentions.

ITEM  5.     MARKET  FOR  REGISTRANT'S  COMMON  EQUITY  AND  RELATED STOCKHOLDER
             MATTERS.

MARKET  INFORMATION

     The Company's Common Stock is listed and traded on the American Stock Exchange. Since November 12, 1997 the Common Stock has been quoted under stock symbol "GRI." Prior thereto it was quoted under the symbol "SLO." For the years ended December 1, 2002 and December 2, 2001, the quarterly high and low price range for such common stock is shown in the following tabulation.


                             Fiscal Year Ended          Fiscal Year Ended
                              December 1, 2002          December 2, 2001
---------------------------------------------------------------------------
       Quarter               High          Low          High          Low
       -------               -----         -----        -----         -----
First                        $1.92         $0.45        $1.63         $0.85

Second                        1.33          0.90         1.47          0.85

Third                         1.65          0.90         1.85          0.91

Fourth                        1.00          0.65         1.45          0.78
---------------------------------------------------------------------------

     The approximate number of holders of record of the Company's Common Stock on February 24, 2003 was 212. The Company believes that there are a significant number of shares of the Company's Common Stock held in street name and, consequently, the Company is unable to determine the actual number of beneficial owners.

DIVIDENDS

     The Company has never paid a cash dividend on its Common Stock and does not expect to pay a cash dividend in the near future.

ITEM  6.     SELECTED  FINANCIAL  DATA

                                       ------------------  -----------------  Year Ended     --------------  --------------
                                                                               December 3,    November 28,    November 29,
                                        December 1, 2002   December 2, 2001       2000            1999            1998
                                       ------------------  -----------------  -------------  --------------  --------------
Sales                                  $     250,732,767   $     229,988,315  $216,325,214   $ 181,980,204   $ 157,462,869

Cost of sales                                151,435,010         139,180,967   131,259,228     112,565,940      94,282,306

Gross profit                                  99,297,757          90,807,349    85,065,986      69,414,264      63,180,563

Direct operating expenses                     79,175,726          71,596,708    67,550,165      57,632,921      53,490,803

Corporate overhead                             9,830,478           8,329,559     7,435,949       5,917,305       4,742,810

Depreciation and amortization                  7,989,625           7,204,281     6,284,971       4,668,645       3,948,000

Bad debt expense (credits)                        72,000             250,354      (350,000)        500,000               -

Interest expense                               2,967,181           3,537,281     3,761,941       2,528,677       1,832,036

---------------------------------------------------------------------------------------------------------------------------
Net income (loss)                      $        (926,407)  $         275,057  $   (190,908)  $  (2,873,331)  $    (288,339)
---------------------------------------------------------------------------------------------------------------------------
Net Income (loss) per share            $           (0.05)  $            0.01  $      (0.01)  $       (0.15)  $       (0.01)

At End of Period
----------------
Total assets                           $     120,612,141   $     101,131,361  $ 96,446,057   $  76,432,518   $  60,706,509

Long-term debt *                              58,137,496          46,682,929    42,378,525      41,800,050      25,681,336

Total liabilities                            109,946,047          89,538,860    85,128,613      64,924,166      46,324,826


Certain reclassifications were made to fiscal 2001 consolidated financial statements to conform to the fiscal 2002 presentation.
*  Includes  amounts  due to affiliates of $14,842,437, $14,525,904, 12,129,031,
$9,113,500  and $4,031,394, respectively, for the fiscal years 2002, 2001, 2000,
1999 and 1998, respectively. The affiliates have agreed not to demand payment of these liabilities in the next fiscal year. There is no stated final maturity date, and $14,200,000 of this amount has been subordinated to the banks as of December 1, 2002.

ITEM  7.        MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF  FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

COMPANY  BACKGROUND

     The fiscal year ended December 3, 2000 consisted of 53 weeks and the fiscal years ended December 1, 2002 and December 2, 2001 consisted of 52 weeks each.


     The following table sets forth, as a percentage of sales, components of the Results of Operations:

                                         2002    2001    2000
                                        ------  ------  ------
Sales                                   100.0%  100.0%  100.0%
Cost of sales                            60.4%   60.5%   60.7%
                                        ------  ------  ------
Gross profit                             39.6%   39.5%   39.3%
Store operating, general and
   administrative expense                31.6%   31.1%   31.2%
Pre-store opening startup costs           0.3%    0.1%    0.2%
Bad debt expense (credits)                 --      --   (0.2%)
Depreciation and amortization             3.2%    3.1%    2.9%
Insurance proceeds - terrorist attack   (0.2)%  (0.7%)     --
Casualty loss - terrorist attack           --     0.5%     --
Non-store operating expense               3.9%    3.6%    3.4%
                                        ------  ------  ------
Operating profit (loss)                   0.8%    1.6%    1.7%
Other expense                             1.2%    1.4%    1.7%
                                        ------  ------  ------
Profit (loss) from operations before
   income taxes                         (0.4%)    0.2%  (0.1%)
                                                ------  ------
Income taxes                               --     0.1%     --
                                                ------
Net income (loss)                       (0.4%)    0.1%  (0.1%)
                                        ------  ------  ------


     Percentages of individual line items (as a percent of sales) have been rounded to the nearest tenth of a percent, and therefore, the totals may not add to100%.

RESULTS  OF  OPERATIONS  (2002  COMPARED  TO  2001)

     Sales for the year 2002 were $250,732,767 as compared to sales for the year 2001 of $229,988,315. The sales increase in fiscal 2002 compared to the sales in fiscal 2001 is mainly attributable to sales increases due to new or remodeled stores opened in fiscal 2002 or full years sales for those new or remodeled stores opened during 2001. Same store sales for the year 2002 were 7.1% ahead of 2001. Gross profit was $99,297,757 or 39.6% of sales as compared with $90,807,349 or 39.5% of sales for 2001. The increase in gross profit during 2002 period was primarily due to higher proportion of perishable sales with higher margins, offset by promotional pricing on new store openings and major remodel re-openings.

     Store operating, general and administrative expenses were $79,175,726 or 31.58% of sales for the year 2002 as compared to $71,596,708 or 31.13% of sales for the year 2001. The increase in store operating, general and administrative expenses as a percentage of sales in the 2002 period was mainly due to new and remodeled stores opening in the latter part of the year. Advertising expenses included in store operating, general and administrative expense were $2,180,285 and $1,572,963 for the years 2002 and 2001, respectively.

     Pre-store opening startup costs were $741,570 or 0.3% of sales for the year 2002 as compared to $165,000 or 0.1% of sales for the year 2001. There were three new stores and six remodeled stores in 2002 compared to no new stores and six remodeled stores in 2001, leading to increased pre-store opening startup costs in 2002. Furthermore, costs incurred for the year 2002 also included some costs for two stores which opened in December 2002, following the fiscal year end. New stores generally are given heavier promotion than remodeled stores.

     Non-store operating expenses were $9,830,478 or 3.9% of sales for the year 2002 as compared to $8,329,559 or 3.6% of sales for the year 2001. Administrative payroll and fringes were 2.8% of sales for the 2002 period as compared with 2.4% of sales for the 2001 period. The increase in the 2002 period reflects the addition of department and divisional managers to handle the additional business generated by the store remodeling program and higher health costs. General office expenses as a percentage of sales were 0.8% for the 2002 period as compared to 0.9% for the 2001 period. The decrease during the 2002 period was primarily due to effective control of back office expenses in relation to the increased sales. Professional fees were 0.2% of sales for the 2001 period as compared to 0.3% for the 2001 period. Corporate expenses as a percentage of sales were 0.1% for both the 2002 period and the 2001 period.

     Depreciation expense was $7,989,625 or 3.2% of sales for the year 2002 as compared to $7,204,281 or 3.1% of sales for the year 2001. The increase in the 2002 period was primarily a result of significant capital expenditures incurred in connection with the Company's store renovation and remodeling program.

     Management has filed claims with its insurance carriers as a result the September 11 terrorist attacks for its losses, including business interruption. The Company settled these claims with the insurance company in October 2002 for approximate net proceeds of $1.5 million, and incurred costs of approximately $1.1 million which amounts were reflected in fiscal 2001. The Company further has applied for various government grants amounting to approximately $400,000 net of fees and expects to receive these in full during fiscal 2003. The grants, which along with an insurance claim for a theft loss from its warehouse, were recorded in fiscal 2002.

     Interest expense was $2,967,181 or 1.2% of sales for year 2002 as compared to $3,537,281 or 1.5% of sales for year 2001. The decrease in the 2002 period was primarily attributable to lower prevailing interest rates under the Company's bank credit facility, partially offset by increased capitalized equipment leasing.

     Interest income for the year 2002 was $5,116 as compared with $9,016 for the year 2001. The decrease in the 2002 period was due to lower prevailing interest rates in the 2002 period.

     Other income for the year 2002 was $0 as compared with $173,112 for the year 2001. This mainly results from the sale of a store lease resulting from a closed store in 2001.

     Bad debt expense was $72,000 for the year 2002 as compared with $250,354 for the year 2001. Bad debt expense was higher in the year 2001 primarily as a result of the Company's expansion of its pharmacy business and systems relating thereto and the resulting increase in third party receivables.

     As a result of the items discussed above, the income (loss) before provision for income taxes for the year 2002 was ($886,407) as compared to $373,897 for the year 2001.


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


LIQUIDITY  AND  CAPITAL  RESOURCES

Liquidity:
----------

The consolidated financial statements of the Company indicate that at December 1, 2002 current assets exceed current liabilities by $2,162,426 and stockholders' equity was $10,666,094. Management believes that cash flows generated from operations, supplemented by financing from its bank facility, third party leasing companies and/or additional financing from the Company's majority shareholder, will be sufficient to pay the Company's debts as they may come due, provide for its capital expenditure program and meet its other cash requirements.

Debt  and  Debt  Service:
-------------------------

Effective October 2001, the Company's credit agreement with a group of banks was amended and increased to an aggregate total of $32,500,000, consisting of a $15,500,000 term loan and a $17,000,000 revolving line of credit. As of December 1, 2002, the credit facility as amended, provides for (i) a maturity date of November 28, 2004 for the revolving line of credit, and December 3, 2006 for the term loan, at which time all amounts outstanding thereunder are due, (ii) certain financial covenants, and (iii) amortization of the term loan in monthly amortizations totaling $2,000,000, $2,300,000, $2,600,000, $2,900,000 and
$3,200,000 respectively in each year during its term, and a $2,500,000 balloon payment at maturity.

     Borrowings under the facility bear interest at a spread over either the prime rate of the bank acting as agent for the group of banks or a LIBOR rate, with the spread dependent on the ratio of the Company's funded debt to EBITDA ratio, as defined in the credit agreement. The average interest rate on amounts outstanding under the facility during the year 2002 was 5.09% per annum.

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

The following is a summary of the Company's significant contractual cash obligations for the periods indicated that existed as of December 1, 2002, and is based on information appearing in the notes to consolidated financial statements (amounts in thousands).

                                      2003      2004     2005     2006     2007    THEREAFTER    TOTAL
                                     -------  --------  -------  -------  -------  -----------  --------
Long-term debt                       $ 2,501  $19,675*  $ 2,975  $ 3,200  $ 2,500  $        --  $ 30,851
Operating leases                      17,972    18,235   17,854   17,569   15,975      116,522   204,127
Capital lease obligations              6,887     6,113    4,055    3,096    1,966        1,867    23,984
                                     -------  --------  -------  -------  -------  -----------  --------
Total contractual cash  obligations  $27,360  $ 44,023  $24,884  $23,865  $20,441  $   118,389  $258,962
                                     =======  ========  =======  =======  =======  ===========  ========

     * Includes $17,000 revolving credit presently maturing in November 2004. The Company is negotiating an extension of the maturity of the revolving credit.

     The Company's majority shareholder, through affiliates, has contributed $14,842,437 through December 1, 2002, in the form of unsecured non-interest bearing loans, of which $14,200,000 is subordinated to the Company's banks. The liability presently does not bear interest. However, the Company's credit agreement with its banks permits the Company to pay interest on such subordinated debt provided the Company has a positive net income.

     The Company has available affiliate leasing lines of credit sufficient to lease finance equipment for its ongoing store remodeling and expansion program.

Capital  Expenditures:
----------------------

     Capital expenditures for fiscal 2002, including property acquired under capital leases, were $18.8 million compared to $12.2 million for fiscal 2001 and $14.3 million for fiscal 2000. During fiscal 2002, the Company opened three new stores, remodeled six stores, added one new in-store pharmacy and funded much of the cost of two additional new stores which opened in December 2002 after the close of fiscal 2002.

     The Company has not incurred any material commitments for capital expenditures, although it anticipates spending approximately $8 million to $10 million on its store remodeling and expansion program in fiscal 2003. Such amount is subject to adjustment based on the availability of funds.

Cash  Flows:
------------

     Cash provided by operating activities amounted to $6.7 million in fiscal 2002 compared to $7.1 million in fiscal 2001 (exclusive of change in due from related parties - other). The change in cash flow from operating activities was primarily due to cash provided by operating assets and liabilities and a net loss compared to a profit. Cash used for investing activities was $8.5 million in 2002 compared to $6.3 million in 2001, resulting from increased capital expenditures. Cash provided by (used in) financing acitivities was $1.9 million in 2002 compared with ($3.8) million in 2001 reflecting the bank financing drawn upon, the additional proceeds provided by an affiliate, offset by repayments of bank loans and capital leases.

Recent  Accounting  Pronouncements:
-----------------------------------

In June 2001, the Financial Accounting Standards Board finalized FASB Statements No. 141, Business Combinations (SFAS 141), and No. 142, Goodwill and Other Intangible Assets (SFAS 142). SFAS 141 requires the use of the purchase method of accounting and prohibits the use of the pooling-of-interests method of accounting for business combinations initiated after June 30, 2001. SFAS 141 also requires that the Company recognize acquired intangible assets apart from goodwill if they meet certain criteria. SFAS 141 applies to all business combinations initiated after June 30, 2001 and for purchase business combinations completed on or after July 1, 2001. It also requires, upon adoption of SFAS 142 that the Company reclassify the carrying amounts of intangible assets and goodwill based on the criteria in SFAS 141. The Company adopted SFAS 141 in the first quarter of fiscal 2002 with no material effect on the financial statements of the Company.

SFAS 142 requires, among other things, that companies no longer amortize goodwill, but instead test goodwill for impairment at least annually. In addition, SFAS 142 requires that the Company identify reporting units for the purposes of assessing potential future impairments of goodwill, reassess the useful lives of other existing recognized intangible assets, and cease amortization of intangible assets with an indefinite useful life. An intangible asset with an indefinite useful life should be tested for impairment in accordance with the guidelines in SFAS 142. SFAS 142 is required to be applied in fiscal years beginning after December 15, 2001 to all goodwill and other intangible assets recognized at that date, regardless of when those assets were initially recognized. It also requires the Company to complete a transitional goodwill impairment test within six months from the date of adoption. The Company is also required to reassess the useful lives of other intangible assets within the first interim quarter after adoption of SFAS 142. The Company adopted SFAS 142 in the first quarter of fiscal 2002 with no material effect on its financial statements.

In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 develops an accounting model, based upon the framework established in SFAS No. 121, for long-lived assets to be disposed by sales. The accounting model applies to all long-lived assets, including discontinued operations, and it replaces the provisions of ABP Opinion No. 30, "Reporting Results of Operations-Reporting the Effects of Disposal of a Segment of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for disposal of segments of a business. SFAS No. 144 requires long-lived assets held for disposal to be measured at the lower of carrying amount or fair values less costs to sell, whether reported in continuing operations or in discontinued operations. The statement is effective for fiscal years beginning after December 15, 2001. The Company intends to adopt this standard at the beginning of its fiscal 2003. The Company believes the adoption of SFAS No. 144 will not have a material impact on its financial position or results of operations.

In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and replaces EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination

Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. SFAS No. 146 also establishes that fair value is the objective for initial measurement of the liability. The statement is effective for exit or disposal activities initiated after December 31, 2002. The Company believes the adoption of SFAS No. 146 will not have a material impact on its financial position or results of operations.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure". SFAS 148 amends FASB Statement No. 123, "Accounting for Stock-Based Compensation." Although it does not require use of fair value method of accounting for stock-based employee compensation, it does provide alternative methods of transition. It also amends the disclosure provisions of Statement 123 and APB Opinion No. 28, "Interim Financial Reporting," to require disclosure in the summary of significant accounting policies of the effects of an entity's accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. SFAS No. 148's amendment of the transition and annual disclosure requirements are effective for fiscal years ending after December 15, 2002. The amendment of disclosure requirements of Opinion No. 28 are effective for interim periods beginning after December 15, 2002. The Company will continue to use the intrinsic value method of accounting as allowed under SFAS No. 148 for stock-based compensation for its first quarter of fiscal year 2003.

CRITICAL  ACCOUNTING  POLICIES

Financial Reporting Release No. 60, which was recently released by the Securities and Exchange Commission, requires all companies to include a discussion of critical accounting policies or methods used in the preparation of financial statements. Note 2 of the Notes to the Consolidated Financial Statements includes a summary of the significant accounting policies and methods used in the preparation of our Consolidated Financial Statements. The following is a brief discussion of the more significant accounting policies and methods used by us.

General

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. The most significant estimates and assumptions relate to the recoverability of internally developed software costs, fixed assets and other intangibles, inventories, realization of deferred income taxes and the adequacy of allowances for doubtful accounts. Actual amounts could differ significantly from these estimates.

Accounts  Receivable

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

Inventories

We value our inventory at the lower of cost or market with cost determined under the retail method. We regularly review inventory quantities on hand and record a provision for excess and obsolete inventory where appropriate based primarily on our historical shrink and spoilage rates.

Intangibles and Other Long-Lived Assets

Property, plant and equipment, intangible and certain other long-lived assets are amortized over their useful lives. Useful lives are based on management's estimates of the period that the assets will generate revenue. Intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

Accrued  Self-Insurance

Insurance expense for employee-related health care benefits are estimated using historical experience.


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

ITEM  8.     FINANCIAL  STATEMENTS  AND  SUPPLEMENTARY  DATA

                                                                       Page  No.
                                                                       ---------

Independent  auditors'  report                                         F-1

Consolidated  Balance  Sheets  as  of  December  1,  2002  and         F-2
  December  2,  2001

Consolidated  Statements  of  Operations                               F-4
  for  the  years  ended  December  1,  2002,
  December  2,  2001  and  December  3,  2000

Consolidated  Statements  of  Stockholders'  Equity                    F-5
  for  the  years  ended  December  1,  2002,
  December  2,  2001  and  December  3,  2000

Consolidated  Statements  of  Cash  Flows                              F-6
  for  the  years  ended  December  1,  2002,
  December  2,  2001  and  December  3,  2000

Notes  to  Financial  Statements                                       F-7

ITEM 9 CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

            None.


                                    PART III

ITEM  10.     DIRECTORS  AND  EXECUTIVE  OFFICERS  OF  THE  REGISTRANT.

Set forth below is certain information as of February 24, 2003 with respect to all directors and executive officers of the Company.



                                               POSITION WITH THE COMPANY OR
                     DIRECTOR                   OTHER PRINCIPAL OCCUPATION
NAME AND AGE          SINCE                       FOR THE PAST FIVE YEARS
-------------------  --------  -------------------------------------------------------------

John A.               1988(5)  Chairman of the Board, President and Chief Executive
Catsimatidis                   Officer of the Company since July 28, 1988; Treasurer of
   (54)                        the Company from July 28, 1988 to March 17, 1998 and
                               since November 15, 1999; President and Chief Executive
                               Officer of Red Apple Group, Inc. (holding company) and
                               Chairman of the Board and Chief Executive Officer and
                               Director of United Refining Company (a refiner and retailer of petroleum products) for more than five years; Director of
                               News Communications Inc., a public company whose stock
                               1988  is traded over-the-counter, since December 4, 1991.

Martin R. Bring       1988     Stockholder in the law firm of Anderson Kill & Olick, PC.,
   (60)                        since February 1, 2002; Partner in the law firm of Wolf,
                               Block, Schorr and Solis-Cohen LLP and predecessor firm
                               for more than five years prior thereto; Director of United
                               Refining Company since 1988.

Frederick Selby       1978     Chairman of Selby Capital Partners (acquisition and sale of
   (64)                        privately owned firms and divisions of public companies)
                               for more than five years; Managing Director and senior
                               officer of mergers and acquisitions division of Bankers
                               Trust Company; Senior Vice President of Corporate
                               Finance of  B.A.I.I. Banking (Paris) and Director of
                               Corporate Finance of Legg Mason Wood Walker prior thereto.


------------------------------
(5)  Mr. Catsimatidis also served as a director of the Company from November 4,
     1986 to November 27, 1987.


Kishore Lall          1997     Executive Vice President - Finance and Administration and
   (55)                        Secretary of the Company since May 2002; Director of the
                               Company since October, 1997; consultant to Red Apple Group,
                               Inc. from January 1997 to October 1997;
                               Director of United Refining Company since 1997;  private
                               investor from June 1994 to December 1996; Senior Vice
                               President and Head of Commercial Banking of ABN
                               AMRO Bank, New York branch from January 1991 until May 1994

Martin Steinberg       1998    Independent consultant.  Mr. Steinberg also served as a
   (69)                        director of the Company from May 1974 to January 1991.

Edward P. Salzano      1999    Executive Vice President and Director of Cantisano Foods,
                               Inc., a privately held sauce and salsa manufacturing
                               company, for more than 15 years.

Andrew Maloney (70)    2002    Counsel to DeFeiss O'Connell & Rose since January 2003;
                               Counsel to Kramer Levin Naftalis & Frankel LLP from
                               April 1998 to December 2002, and a partner of Brown &
                               Wood, LLP from December 1992 until April 1998; United
                               States Attorney for the Eastern District of New York from
                               June 1986 until December 1992; Director of United
                               Refining Company since 1997.

Gary Pokrassa            --    Chief Financial Officer of the Company since August 14,
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

ITEM  11.     EXECUTIVE  COMPENSATION.

The following table sets forth for the fiscal years ended December 1, 2002, December 2, 2001 and December 3, 2000, certain information concerning the compensation paid or accrued to certain executive officers of the Company (collectively, the "Named Executive Officers"). The Company believes that the aggregate amount of perquisites and other personal benefits paid to each of the Named Executive Officers did not exceed the lesser of (i) 10% of such officer's total annual salary and bonus or (ii) $50,000. Thus, such amounts are not reflected in the following table.

                                         SUMMARY COMPENSATION TABLE

                                                                                Long-term compensation
                                       Annual Compensation                      Awards          Payouts
                              --------------------------------------------------------------------------     All
                                                        Other annual    Restricted                          other
Name and                                                  compen-         stock      Options     LTIP     compensa-
principal                                      Bonus       sation        award(s)     /Sar's    payouts     tion
position               Year      Salary ($)     ($)         ($)            ($)         (#)        ($)        ($)
-------------------------------------------------------------------------------------------------------------------
John Catsimatidis,  Fiscal 2002  $   100,000  $     -  $            -  $          -         -  $       -  $       -
 Chairman of the    Fiscal 2001      100,000        -               -             -         -          -          -
 Board, President   Fiscal 2000      101,923        -               -             -         -          -          -
 and Chief
 Executive Officer

Gary Pokrassa       Fiscal 2002  $   150,000        -               -             -         -          -         -
 Chief Financial    Fiscal 2001      150,000        -               -             -         -          -         -
 Officer *          Fiscal 2000       46,154        -               -             -         -          -         -

*Mr.  Pokrassa's  joined  the  Company  on  August  14,  2000 as Chief Financial
Officer.


OPTIONS  GRANTED  IN  LAST  FISCAL  YEAR

     The following table sets forth certain information concerning options granted during fiscal 2002 to the Named Executive Officers.

                                                                         Market
                    Number of                                           Price of                Potential Realizable Value
                   Securities     Percentage of                          Common                  At Assumed Annual Rates
                   Underlying     Total Options                         Stock on               of Stock Price Appreciation
                     Options       Granted to                            Date of                           for
Name               Granted (#)  Employees in       Exercise Price         Grant    Expiration          Option Term
                                      2002           (($/Share)         ($/Share)     Date        5% ($)         10%($)
--------------------------------------------------------------------------------------------------------------------------

John Catsimatidis            0            --                 --               --           --        --             --

Gary Pokrassa                0            --                 --               --           --        --             --

AGGREGATE  OPTIONS  EXERCISED  IN  LAST  FISCAL  YEAR AND FISCAL YEAR END OPTION
VALUES

     During fiscal 2002, no stock options were exercised by any of the Named Executive Officers. The following table sets forth the number and value of options outstanding at December 1, 2002 held by the Named Executive Officers:

                                  Number of Unexercised      Value of Unexercised
                                      Options Held on       in-the-Money Options on
                                     December 1, 2002           December 1, 2002
                                -------------------------  -------------------------
             Name               Exercisable/Unexercisable  Exercisable/Unexercisable
                                -------------------------  -------------------------
             John Catsimatidis                  525,000/0                        0/0

             Gary Pokrassa                            0/0                        0/0


The closing sales price of the Common Stock on the American Stock Exchange on November 29, 2002 (the last trading day before December 1, 2002) was $0.78. On December 1, 2002 Mr. Catsimatidis held options to purchase 275,000 shares of Common Stock at $3.75 per share and options to purchase 250,000 shares at $2.875 per share. Mr. Pokrassa held no options.

COMPENSATION  OF  DIRECTORS

Non-officer directors receive a quarterly stipend of $1,500 and $500 for each meeting attended. Directors who serve on committees receive $500 for each meeting attended.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

The  Board  of  Directors  has  a Compensation Committee consisting of Frederick
Selby and Martin Steinberg. During fiscal 2002, none of the Directors on the Compensation Committee were employees or officers of the Company nor had a relationship with the Company requiring disclosure under applicable Commission disclosure rules.

COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION

PHILOSOPHY. The Company's executive compensation philosophy is to provide competitive levels of compensation, integrate management's pay with the achievement of the Company's long-term performance goals, recognize individual initiative and achievement, and assist the Company in attracting and retaining qualified management. Executive compensation consists of base salary and long term incentive compensation in the form of stock options. The compensation of the Company's executive officers is reviewed and approved by the Compensation Committee, which is composed entirely of non-employee directors. Management compensation is intended to be set at levels that the Compensation committee believes is consistent with others in the Company's industry.

In reviewing compensation levels of the Company's key executives, the Compensation Committee considers, among other items, corporate profitability; previous years' and competitors' profitability; revenues; and the quality of the Company's services. No specific weight is accorded to any single factor. Relative weights differ from executive to executive and change from time to time as circumstances warrant.

BASE SALARIES. Base salaries for new management employees are determined initially by evaluating the responsibilities of the position held and the experience of the individual, and by reference to the competitive market place for managerial talent. Salary adjustments are determined by evaluating the performance of the executive and any increased responsibility assumed by the executive, the competitive marketplace and the performance of the Company.

EQUITY OWNERSHIP. The Company established a stock option plan for its key employees in October 1994 and in March 1998 the Board of Directors approved the 1998 Option Plan for key employees, directors and consultants. In April 1999 the Board of Directors approved an amendment to the 1998 Option Plan to increase the number of shares of stock reserved under the plan from 500,000 to 1,500,000, which amendment was approved by the stockholders of the Company in August 1999. The Compensation Committee believes that equity ownership by management is a means of aligning management's and stockholders' interests in the enhancement of stockholder value.

COMPENSATION OF CHIEF EXECUTIVE OFFICER. Mr. Catsimatidis is the principal stockholder of the Company and from August 1991 to November 10, 1997 served the Company without receiving a salary. Since November 10, 1997 Mr. Catsimatidis has been earning a salary at the rate of $100,000 per year.

During fiscal 2002, the Compensation Committee did not meet. Compensation of the Company's executive officers for fiscal 2002 was determined by the Company's Board of Directors.



ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

     The following table sets forth certain information regarding ownership of Common Stock on February 24, 2003 by: (i) each stockholder known to the Company to own beneficially more than 5% of the outstanding shares of Common Stock; (ii) each of the Company's directors; (iii) each of the Named Executive Officers; and
(iv) all executive officers and directors of the Company as a group. The address of each person is c/o Gristede's Foods, Inc., 823 Eleventh Avenue, New York, N.Y. 10019. The Company believes that ownership of the shares by the persons named below is both of record and beneficial and such persons have sole voting and investment power with respect to the shares indicated.

Name and Address of
Beneficial Owner                                   Number of Shares   Percent of Class
-------------------------------------------------  -----------------  -----------------

John Catsimatidis                                     18,675,150 (1)              92.1%
Martin Steinberg                                         127,642 (2)                 *

Kishore Lall                                              70,000 (3)                 *
Martin Bring                                              26,000 (4)                 *
Frederick Selby                                           13,110 (5)                 *
Edward P. Salzano                                          3,000                     *

Andrew J. Maloney, Esq.                                        0                     *
Gary Pokrassa                                                  0                     *
All officers and directors as a group (8 persons)  18,914,902 (1)(6)              93.3%

*    Less  than  1%.
(1) Includes an aggregate of 12,573,974 shares held by corporations controlled by Mr. Catsimatidis, 81,900 shares held by Mr. Catsimatidis as custodian, 2,057 shares held by a profit sharing plan of which Mr. Catsimatidis is a trustee, 605 shares held by Mr. Catsimatidis as a trustee of individual retirement accounts and currently exercisable options to purchase an aggregate of 525,000 shares of Common Stock.
(2) Includes an aggregate of 15,000 shares of Common Stock which may be purchased upon the exercise of currently exercisable stock options.
(3) Includes an aggregate of 55,000 shares of Common Stock which may be purchased upon the exercise of currently exercisable options.
(4) Includes an aggregate of 26,000 shares of Common Stock which may be purchased upon the exercise of currently exercisable stock options.
(5) Includes an aggregate of 11,000 shares of Common Stock which may be purchased upon the exercise of currently exercisable options.
(6) Includes an aggregate of 632,000 shares of Common Stock which may be purchased upon the exercise of currently exercisable stock options.

EQUITY COMPENSATION PLAN INFORMATION

The following table sets forth additional information as of December 1, 2002, about shares of our Common Stock that may be issued upon the exercise of options and other rights under our existing equity compensation plans and arrangements, divided between plans approved by our stockholders and plans or arrangements not submitted to the stockholders for approval.

                         (a)                       (b)                     (c)
Plan Category            Number of Securities to   Weighted-average        Number of Securities
                         be issued upon exercise   exercise price of       remaining available for
                         of outstanding options,   outstanding options,    future issuance under
                         warrants and rights       warrants and rights     equity compensation
                                                                           plans (excluding
                                                                           securities reflected in
                                                                           column (a)).

Equity compensation                     1,253,000                $ 3.14                   247,000
plans approved by
security holders

Equity compensation                            --                    --                        --
plans not approved by
security holders

Total                                   1,253,000                $ 3.14                   247,000

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


     The Company has entered into indemnification agreements with each of its directors and officers. These indemnification agreements supplement the indemnification provisions of the Company's By-laws and the Delaware General Corporation Law. The stockholders of the Company authorized the Company to enter into such agreements with each of its directors at the Annual Meeting of Stockholders held on August 21, 1987. The Board of Directors has authorized the Company to enter into such agreements with each of its officers

     By virtue of his ownership of Common Stock (see Item 12. "Security Ownership of Certain Beneficial Owners and Management") and his position as Chairman of the Board of the Company, John Catsimatidis may be deemed to be a "parent" of the Company under rules promulgated by the Commission.

     Certain stores have entered into capital and operating leases with an affiliate, Red Apple Lease Corporation, a company wholly owned by John Catsimatidis). Such leases are primarily for store operating equipment. Obligations under capital leases at December 1, 2002 and December 2, 2001 were $3,435,385 and $1,409,251, respectively and require monthly payments of $76,790 through March 2007.

     The Company leases ten locations: a 25,000 square foot warehouse, its office facilities and eight store locations from Red Apple Real Estate, Inc., a corporation wholly owned by John Catsimatidis. During fiscal 2002 the Company paid to Red Apple Real Estate, Inc.$2,469,000 for rent and real estate taxes under such leases. The lease terms provide for an aggregate of $2,734,800 per year in lease payments for fiscal 2003. The leases are triple net whereby the tenant pays all real estate taxes, insurance and maintenance.

     Certain stores have entered into capital leases with an affiliate, United Acquisition Leasing Corp. (a company wholly owned by the majority shareholder). Such leases are primarily for store equipment. Obligations under capital leases at December 1, 2002 were $4,030,094 and require monthly payments of $92,443 through December 2007.

     In October 2002, the Company and an affiliate of the Company acquired the fixtures, leasehold improvements and store leases of three stores from the Great Atlantic & Pacific Tea Company for a total purchase price of $5,500,000. The affiliate has leased the acquired assets to the Company. Such stores had been closed for more than six months prior to the transaction. Obligations under these capital leases at December 1, 2002 were $5,000,214 and require monthly payments of $79,156 through February 2008 and a balloon payment of $1,629,156 at such time.


     Amounts due to affiliates, primarily United Acquisition Corp., a corporation indirectly wholly owned by the majority shareholder, represent liabilities in connection with the consummation of the merger as discussed in
Note 1 of the financial statements and additional advances made by the affiliate since the merger. The affiliates have agreed not to demand payment of these liabilities in the next fiscal year. Accordingly, the liability has been classified as noncurrent. As part of post-closing adjustments in connection with the Food Group acquisition, approximately $3,600,000 in due from certain other affiliates has been offset against the amounts due to United Acquisition Corp. The net amount due to affiliates at December 1, 2002 and December 2, 2001 was $14,842,437 and $14,525,904, respectively. Of these amounts $14,200,000 and $12,800,000, respectively, was subordinated to the Company's banks. The liability presently does not bear interest. However, the Company's credit agreement with its banks permits the Company to pay interest on such subordinated debt provided the Company has a positive net income.

     MCV Advertising Associates Inc., a company owned by the majority shareholder, had provided advertising services to the Company. During 2000, costs incurred were $1,306,218. The Company no longer uses MCV and buys advertising directly instead.

     Due from related parties - trade, represents amounts due from affiliated companies for merchandise shipped from the Company's subsidiary City Produce Operating Corp. in the ordinary course of business and for which payments are made to such subsidiary on a continuous basis under extended terms, as well as management fees receivable for administrative and managerial services performed for the affiliated companies by the Company. During 2002, 2001 and 2000, merchandise sales to affiliates were $1,053,662, $1,792,174 and $636,562, respectively. Of the total trade receivable due from an affiliate, $1,225,000 has been classified as non-current on the balance sheet due to the extended payment terms granted.

     On February 6, 1998, the Company agreed to purchase substantially all of the assets and assumed certain of the liabilities of a supermarket located at 1644 York Avenue, New York City, that was owned by a corporation controlled by John Catsimatidis. On March 1, 2000 the Company and the affiliate determined to restructure the transaction by rescinding the purchase effective as of February 6, 1998, and entering into an operating agreement which gives the Company full control of the supermarket and the right to operate the supermarket for the account of the Company. The operating agreement presently terminates on December 1, 2003, but the term shall be extended for additional one year periods unless either party gives notice of termination not later than 90 days prior to the end of the then current term of the agreement. Under the operating agreement, the Company shall pay to the affiliate $1.00 per annum, plus such other consideration as may be approved by the Company's directors (excluding John Catsimatidis). Pursuant to the operating agreement the Company or any designee of the Company, also has the option until December 31, 2005 to purchase the supermarket for $2,778,000, which price is the fair market price of the supermarket established on October 11, 1999 by the Company's directors (excluding John Catsimatidis).

     In May 2000, another affiliate and the Company entered into a similar operating agreement for a store owned by the affiliate. As consideration, the affiliate receives the nominal amount of $1 per annum, plus such other consideration as may be approved by the Company's directors (excluding John Catsimatidis). The operating agreement presently terminates on May 10, 2004, but the term shall be extended for additional one year periods unless either party gives notice of termination not later than 90 days prior to the end of the then current term of the agreement. Pursuant to the operating agreement, the Company, or any designee of the Company, also has the option until December 31, 2005 to purchase the supermarket for the fair market price of the supermarket as established by the Company's directors (excluding John Catsimatidis) using a valuation criterion similar to that issued for valuing the store at 1644 York Avenue, New York City. It is management's opinion that the fair market value of this store is approximately $3 million.

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

     Under a management agreement dated November 10, 1997 (the "Management Agreement"), Namdor Inc., a subsidiary of the Company, performs consulting and managerial services for one supermarket (three supermarkets in prior years) owned by a corporation controlled by John Catsimatidis. In consideration of such services, Namdor Inc. is entitled to receive, on a quarterly basis, a cash payment of one and one-quarter (1.25%) percent of all sales of inventory and merchandise made at or from the managed supermarkets. During fiscal 2002, 2001 and 2000, management fee income was $0, $47,222 and $66,244, respectively.

     The Company uses the services of an affiliate Red Apple Medical, a corporation wholly-owned by John Catsimatidis, as an agent for self-insurance purposes. All employee medical claims are submitted to a third party administrator who processes claims to be remitted through a controlled account. Such amounts are reimbursed by the Company to the agent. No fees have been paid to this entity for the fiscal years 2002, 2001 and 2000.

ITEM  14.  CONTROLS  AND  PROCEDURES

     (a)  Evaluation of Disclosure Controls and Procedures.

Within the 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chairman and Chief Executive Officer and its Chief Financial Officer, of the effectiveness of the design and operation of the Company's "disclosure controls and procedures," which are defined under SEC rules as controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within required time periods. Based upon that evaluation, the Company's Chairman and Chief Executive Officer and its Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective.

     (b)  Changes in Internal Controls

There were no significant changes in the Company's internal controls or other factors that could significantly affect these controls subsequent to the date of their evaluation.


                                     PART IV

ITEM  15.     EXHIBITS,  FINANCIAL  STATEMENTS,  SCHEDULES  AND  REPORTS ON FORM
8-K.

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

                     GRISTEDE'S FOODS, INC. AND SUBSIDIARIES

                              INDEX TO S-X SCHEDULE

                                                                           Page
                                                                           ----

Independent Auditors' Report. . . . . . . . . . . . . . . . . . . . . . . . 31
Schedule II -- -Valuation & Qualifying Accounts . . . . . . . . . . . . . . 32

================================================================================
--------------------------------------------------------------------------------


INDEPENDENT  AUDITORS'  REPORT



Board of Directors of
Gristede's Foods, Inc.
New York, New York

We have audited the accompanying consolidated balance sheets of Gristede's Foods, Inc. and subsidiaries (the "Company") as of December 1, 2002 and December 2, 2001, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 1, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Gristede's Foods, Inc. and subsidiaries as of December 1, 2002 and December 2, 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 1, 2002, in conformity with accounting principles generally accepted in the United States of America.



New York, NY                             /s/ BDO Seidman, LLP
                                         -----------------------
March 3, 2003                            BDO Seidman, LLP
                                         -----------------------

===========================================================================================
-------------------------------------------------------------------------------------------
                                                                     GRISTEDE'S FOODS, INC.
                                                                           AND SUBSIDIARIES

                                                                CONSOLIDATED BALANCE SHEETS


                                                        December 1, 2002   December 2, 2001
-------------------------------------------------------------------------------------------
ASSETS
CURRENT:
  Cash                                                 $         576,358  $         475,873
  Accounts receivable - net of allowance for doubtful
    accounts of $481,000 and $413,000, respectively            7,659,552          6,702,715
  Inventories                                                 37,601,170         32,378,606
  Due from related parties - trade                               251,665          1,092,571
  Prepaid expenses and other current assets                    2,825,984          2,233,876
-------------------------------------------------------------------------------------------
         TOTAL CURRENT ASSETS                                 48,914,729         42,883,641
-------------------------------------------------------------------------------------------
PROPERTY AND EQUIPMENT
  Furniture, fixtures and equipment                           20,159,016         18,067,058
  Capitalized equipment leases                                34,300,805         23,970,127
  Leasehold interests and improvements                        59,323,240         52,901,265
-------------------------------------------------------------------------------------------
                                                             113,783,061         94,938,450
  Less: Accumulated depreciation and amortization             48,474,655         41,193,533
-------------------------------------------------------------------------------------------
         NET PROPERTY AND EQUIPMENT                           65,308,406         53,744,917
DEPOSITS AND OTHER ASSETS                                      1,120,028          1,044,141
DUE FROM RELATED PARTIES - TRADE                               1,225,000                 --
OTHER ASSETS                                                   4,043,978          3,458,662
===========================================================================================
                                                       $     120,612,141  $     101,131,361
===========================================================================================

          See accompanying notes to consolidated financial statements.

=============================================================================================
---------------------------------------------------------------------------------------------

                                                                        GRISTEDE'S FOODS, INC
                                                                             AND SUBSIDIARIES

                                                                  CONSOLIDATED BALANCE SHEETS


                                                         December 1, 2002    December 2, 2001
---------------------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT:
  Accounts payable, trade                              $      33,438,962   $      26,978,700
  Accrued payroll, vacation and withholdings                   3,177,933           2,435,312
  Accrued expenses and other current liabilities               2,343,654           2,067,031
  Capitalized lease obligation - current portion               4,892,101           3,950,221
  Current portion of long-term debt                            2,500,740           2,378,262
  Due to affiliates - trade                                      398,913             792,939
---------------------------------------------------------------------------------------------
         TOTAL CURRENT LIABILITIES                            46,752,303          38,602,465
  Long-term debt-noncurrent portion                           28,349,802          23,108,333
  Due to affiliates                                           14,842,437          14,525,904
  Capitalized lease obligation - noncurrent portion           14,945,257           9,048,692
  Deferred rent                                                5,056,248           4,253,466
---------------------------------------------------------------------------------------------
                     TOTAL LIABILITIES                       109,946,047          89,538,860
---------------------------------------------------------------------------------------------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:

  Common stock, $0.02 par value - shares authorized
    25,000,000; issued and outstanding 19,636,574                392,732             392,732
  Additional paid-in capital                                  14,136,674          14,136,674
  Retained earnings (deficit)                                 (3,863,312)         (2,936,905)
---------------------------------------------------------------------------------------------
          TOTAL STOCKHOLDERS' EQUITY                          10,666,094          11,592,501
---------------------------------------------------------------------------------------------
                                                       $     120,612,141   $     101,131,361
=============================================================================================

          See accompanying notes to consolidated financial statements.

=========================================================================================================
---------------------------------------------------------------------------------------------------------
                                                                                   GRISTEDE'S FOODS, INC.
                                                                                         AND SUBSIDIARIES
                                                                    CONSOLIDATED STATEMENTS OF OPERATIONS


                                                    52 WEEKS ENDED     52 WEEKS ENDED     53 WEEKS ENDED
                                                   DECEMBER 1, 2002   DECEMBER 2, 2001   DECEMBER 3, 2000
---------------------------------------------------------------------------------------------------------
SALES                                              $     250,732,767   $     229,988,315   $216,325,214
COST OF SALES                                            151,435,010         139,180,967    131,259,228
---------------------------------------------------------------------------------------------------------
    GROSS PROFIT                                          99,297,757          90,807,349     85,065,986
Store operating, general and administrative
  expenses                                                79,175,726          71,596,708     67,550,165
Pre-store opening startup costs                              741,570             165,000        518,981
Bad debt expense (credit)                                     72,000             250,354       (350,000)
Depreciation and amortization                              7,989,625           7,204,281      6,284,971
Insurance proceeds and grants - terrorist attack
and theft                                                   (587,300)         (1,536,510)            --
Casualty loss - terrorist attack                                  --           1,068,908             --
Nonstore operating expenses:
  Administrative payroll and fringes                       7,125,070           5,445,675      4,930,755
  General office expense                                   1,993,196           1,998,374      1,679,382
  Professional fees                                          477,749             709,448        649,983
  Corporate expense                                          234,463             176,062        175,829
---------------------------------------------------------------------------------------------------------
           OPERATING INCOME                                2,075,658           3,729,050      3,625,920
---------------------------------------------------------------------------------------------------------
Other income (expense):
  Interest expense                                        (2,967,181)         (3,537,281)    (3,761,941)
  Interest income                                              5,116               9,016         24,113
  Other income (expense)                                          --             173,112        (27,000)
---------------------------------------------------------------------------------------------------------
           TOTAL OTHER EXPENSE                            (2,962,065)         (3,355,153)    (3,764,828)
---------------------------------------------------------------------------------------------------------
Income (loss) before provision
   for income taxes                                         (886,407)            373,897       (138,908)
Provision for income taxes                                    40,000              98,840         52,000
=========================================================================================================
NET INCOME (LOSS)                                  $        (926,407)  $         275,057   $   (190,908)
Net income (loss) per share of common
  stock - basic and diluted:
NET INCOME (LOSS)                                  $           (0.05)  $            0.01   $      (0.01)
=========================================================================================================
Weighted average common shares
   outstanding                                            19,636,574          19,636,574     19,636,574
=========================================================================================================

          See accompanying notes to consolidated financial statements.

=================================================================================================
-------------------------------------------------------------------------------------------------
                                                                           GRISTEDE'S FOODS, INC.
                                                                                 AND SUBSIDIARIES

                                                                       CONSOLIDATED STATEMENTS OF
                                                                             STOCKHOLDERS' EQUITY


                                Common stock
                            --------------------                        Retained     Total Stock-
                            Number of    Amount        Additional       Earnings       holders'
                              Shares                paid- in capital    (deficit)       equity
=================================================================================================
BALANCE, NOVEMBER 29, 1999  19,636,574  $392,732  $      14,136,674  $(3,021,054)  $  11,508,352

Net loss                             -         -                  -     (190,908)       (190,908)

BALANCE, DECEMBER 3, 2000   19,636,574   392,732         14,136,674   (3,211,962)     11,317,444

Net income                           -         -                  -      275,057         275,057

BALANCE, DECEMBER 2, 2001   19,636,574   392,732         14,136,674   (2,936,905)     11,592,501

Net loss                             -         -                  -     (926,407)       (926,407)
=================================================================================================
BALANCE, DECEMBER 1, 2002   19,636,574  $392,732  $      14,136,674  $(3,863,312)  $  10,666,094
=================================================================================================

          See accompanying notes to consolidated financial statements.

============================================================================================================================
----------------------------------------------------------------------------------------------------------------------------
                                                                                                      GRISTEDE'S FOODS, INC.
                                                                                                            AND SUBSIDIARIES

                                                                                        CONSOLIDATED STATEMENTS OF CASH FLOW


                                                                    52 Weeks Ended      52 Weeks Ended      53 Weeks Ended
                                                                   December 1, 2002    December 2, 2001    December 3, 2000
----------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                 $        (926,407)  $         275,057   $        (190,908)
Adjustments to reconcile loss to net cash provided by operating activities:
  Depreciation and amortization                                           7,989,625           7,204,281           6,284,971
  Allowance for doubtful accounts                                            68,245             262,807            (350,000)
  Gain on sale of store                                                          --            (192,177)                 --
Changes in operating assets and liabilities:
  Accounts receivable                                                    (1,025,081)           (101,193)         (1,314,582)
  Due from related parties - trade                                         (384,094)           (213,571)           (879,000)
  Due from related parties - other                                               --           3,072,000          (3,072,000)
  Inventories                                                            (5,222,564)         (2,273,651)         (4,863,279)
  Prepaid expenses and other current assets                                (592,108)            254,461            (726,959)
  Notes receivable                                                               --                  --             562,826
  Other assets                                                           (1,099,707)           (677,252)         (1,205,321)
  Accounts payable, trade                                                 6,460,262              22,302          12,531,049
  Accrued payroll, vacation and withholdings                                742,622              37,719             970,442
  Accrued expenses and other current liabilities                            309,716             723,610            (167,269)
  Due to affiliates - trade                                                (394,026)            792,939                  --
  Deferred rent                                                             802,781             951,673             909,040
----------------------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                 6,729,264          10,139,005           8,489,010
----------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sale of store                                                    --             225,000                  --
  Capital expenditures                                                   (8,513,933)         (6,475,969)         (8,583,643)
----------------------------------------------------------------------------------------------------------------------------
NET CASH USED IN INVESTING ACTIVITIES                                    (8,513,933)         (6,250,969)         (8,583,643)
----------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayments of bank loans                                               (1,910,757)         (3,429,483)         (1,366,667)
  Repayments of capitalized lease obligations                            (3,945,327)         (3,291,959)         (2,390,405)
  Proceeds from bank loans                                                7,424,704             500,000             950,000
  Net proceeds from affiliates                                              316,534           2,396,873           3,015,531
----------------------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                       1,885,154          (3,824,569)            208,459
----------------------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash                                             100,485             (63,465)            113,826
Cash, beginning of period                                                   475,873             412,408             298,582
============================================================================================================================
Cash, end of period                                               $         576,358   $         475,873   $         412,408
============================================================================================================================
SUPPLEMENTAL DISCLOSURES OF CASH FLOW
  Cash paid for interest                                          $       2,901,513   $       3,764,726   $       3,814,882
  Cash paid for (received from) income taxes                                (77,002)             97,135              84,930
============================================================================================================================
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING
ACTIVITIES
  Capital leases - property and equipment and other assets        $      10,783,771   $       5,706,573   $       5,752,726
----------------------------------------------------------------------------------------------------------------------------

           See accompanying notes to consolidated financial statements

================================================================================
--------------------------------------------------------------------------------
                                                          GRISTEDE'S FOODS, INC.
                                                                AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   BUSINESS  AND  BASIS  OF  PRESENTATION

     Gristede's Foods, Inc. and subsidiaries (the "Company") operates 49 supermarkets, two pharmacies and a distribution facility in the New York Metropolitan area. (Two supermarkets opened in December 2002, subsequent to year end). On August 12, 1999, the Company changed its name from Gristede's Sloan's Inc., ("Sloan's") to Gristede's Foods, Inc. to reflect its strategy of changing its "Sloan's" banner locations to "Gristede's" subsequent to a store remodeling.

     On November 10, 1997, the Company acquired certain assets, net of liabilities, of 29 selected supermarkets and a wholesale distribution business ("The Food Group") controlled by John Catsimatidis (the "majority shareholder") of the Company. The transaction was accounted for as the acquisition of Sloan's by The Food Group pursuant to Emerging Issues Task Force 90-13 as a result of The Food Group obtaining control of Sloan's after the transaction. The assets and liabilities of The Food Group (the "Acquiror") are recorded at their historical cost. The assets and liabilities of Sloan's were recorded at their fair value to the extent acquired. Consideration for the transaction was based on an aggregate of $36,000,000 in market value of the Company's common stock and the assumption of $4,000,000 of liabilities. The Company issued 16,504,298 shares of common stock on the date of the acquisition based on a market price of $2.18 per share.

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

FISCAL  YEAR
The Company's fiscal year ends on the Sunday closest to November 30. The fiscal years ended December 1, 2002, December 2, 2001 and December 3, 2000 include 52, 52 and 53 weeks respectively.

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

STORE PRE-OPENING EXPENSES AND CLOSING COSTS
Costs incurred prior to the opening of a new store, associated with a remodeled store, or related to the opening of a distribution facility are charged against earnings as pre-store opening start-up costs when incurred. When a store is closed, the Company expenses unrecoverable costs and accrues a liability equal to the present value of the remaining lease obligations, net of expected sublease income.

SIGNIFICANT  CONCENTRATIONS
During fiscal 2002, 2001 and 2000, the Company purchased approximately 40%, 39% and 38%, respectively, of its merchandise from a single supplier. If the Company's relationship with this supplier were disrupted, the Company could purchase from other suppliers without negative impact on its business.

================================================================================
--------------------------------------------------------------------------------
                                                          GRISTEDE'S FOODS, INC.
                                                                AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

INVENTORIES
Store inventories are valued principally at the lower of cost or market with cost determined under the retail method.

PROPERTY, EQUIPMENT, DEPRECIATION AND AMORTIZATION
Property and equipment are stated at cost. Depreciation of furniture, fixtures and equipment is computed by the straight-line method over the estimated useful lives of the assets, with lives ranging from seven to ten years. Leasehold interest and improvements are amortized over the shorter of their estimated useful lives or the lease term, on a straight-line basis, including optional periods where the Company intends to exercise its option. The Company maintains its own internal construction crew. Amounts capitalized for these employees related to store renovations and new store construction were $2,493,677 and $2,678,833 for fiscal 2002 and 2001, respectively.

SOFTWARE  COSTS
The Company follows the provisions of Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1"). SOP 98-1 requires the capitalization of certain internally generated software costs. In fiscal 2002 and 2001 the Company capitalized $1,175,000 and $500,000 of such software costs, respectively. In previous years the amounts were not material. Such software is amortized over three years and for fiscal 2002 and 2001 the Company recorded amortization expense of $210,000 and $18,000, respectively.

LEASES
The Company charges the cost of operating lease payments and beneficial leaseholds to operations on a straight-line basis over the lives of the leases.

ADVERTISING  EXPENSE
The Company expenses advertisement costs when the advertisement is first shown. During 2002, 2001 and 2000, $2,180,285, $1,572,963 and $1,555,707 of advertising costs  were  expensed,  respectively.

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

ACCRUED  SELF-INSURANCE
Insurance expense for employee-related health care benefits are estimated using historical experience.

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

================================================================================
--------------------------------------------------------------------------------
                                                          GRISTEDE'S FOODS, INC.
                                                                AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

The fair value of long-term debt, consisting of the term loans and revolving loan payable as of December 1, 2002 and December 2, 2001, approximates the recorded book value because of the fluctuating interest rates. It was not practical to determine the fair value of the amount due to affiliate, because of the uncertain repayment terms.

LONG-LIVED  ASSETS
The Company reviews long-lived assets and certain identifiable assets related to those assets for impairment whenever circumstances and situations change such that there is an indication that the carrying amounts may not be recoverable. If the undiscounted future cash flows of the enterprise are less than their carrying amounts, their carrying amounts are reduced to fair value and an impairment loss is recognized. No impairment losses have been necessary through December 1, 2002.

EARNINGS  (LOSS)  PER  SHARE
The Company follows SFAS No. 128, "Earnings Per Share," ("EPS") which requires a presentation of basic EPS and diluted EPS. Basic EPS excludes dilution and is computed by dividing earnings available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS assumes conversion of convertible debt and the issuance of common stock for all other potentially dilutive equivalent shares outstanding. Diluted EPS is the same as basic EPS since the options which could potentially dilute basic EPS were anti-dilutive for the periods presented.

RECLASSIFICATION
Certain reclassifications were made to the fiscal 2001 and 2000 consolidated financial statements to conform to the fiscal 2002 presentation.

RECENT  ACCOUNTING  PRONOUNCEMENTS
In  June  2001,  SFAS  No.  141,  Business Combinations (SFAS 141), and No. 142,
Goodwill and Other Intangible Assets (SFAS 142) were finalized. SFAS 141 requires the use of the purchase method of accounting and prohibits the use of the pooling-of-interests method of accounting for business combinations initiated after June 30, 2001. SFAS 141 also requires that the Company recognize acquired intangible assets apart from goodwill if they meet certain criteria. SFAS 141 applies to all business combinations initiated after June 30, 2001 and for purchase business combinations completed on or after July 1, 2001. It also requires, upon adoption of SFAS 142, that the Company reclassify the carrying amounts of intangible assets and goodwill based on the criteria in SFAS 141. The Company adopted SFAS 141 in the first quarter of fiscal 2002 with no material effect on its financial statements.

SFAS 142 requires, among other things, that companies no longer amortize goodwill, but instead test goodwill for impairment at least annually. In addition, SFAS 142 requires that the Company identify reporting units for the purposes of assessing potential future impairments of goodwill, reassess the useful lives of other existing recognized intangible assets, and cease amortization of intangible assets with an indefinite useful life. An intangible asset with an indefinite useful life should be tested for impairment in accordance with the guidelines in SFAS 142. SFAS 142 is required to be applied in fiscal years

================================================================================
--------------------------------------------------------------------------------
                                                          GRISTEDE'S FOODS, INC.
                                                                AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


beginning after December 15, 2001 to all goodwill and other intangible assets recognized at that date, regardless of when those assets were initially recognized. It also requires the Company to complete a transitional goodwill impairment test within six months from the date of adoption. The Company is also required to reassess the useful lives of other intangible assets within the first interim quarter after adoption of SFAS 142. The Company adopted SFAS 142 in the first quarter of fiscal 2002 with no material effect on its financial statements.

In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 develops an accounting model, based upon the framework established in SFAS No. 121, for long-lived assets to be disposed by sales. The accounting model applies to all long-lived assets, including discontinued operations, and it replaces the provisions of ABP Opinion No. 30, "Reporting Results of Operations-Reporting the Effects of Disposal of a Segment of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for disposal of segments of a business. SFAS No. 144 requires long-lived assets held for disposal to be measured at the lower of carrying amount or fair values less costs to sell, whether reported in continuing operations or in discontinued operations. The statement is effective for fiscal years beginning after December 15, 2001. The Company intends to adopt this standard at the beginning of its fiscal 2003. The Company believes the adoption of SFAS No. 144 will not have a material impact on its financial position or results of operations.

In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and replaces EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. SFAS No. 146 also establishes that fair value is the objective for initial measurement of the liability. The statement is effective for exit or disposal activities initiated after December 31, 2002. The Company believes the adoption of SFAS No. 146 will not have a material impact on its financial position or results of operations.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure". SFAS No. 148 amends FASB Statement No. 123, "Accounting for Stock-Based Compensation." Although it does not require use of fair value method of accounting for stock-based employee compensation, it does provide alternative methods of transition. It also amends the disclosure provisions of Statement 123 and APB Opinion No. 28, "Interim Financial Reporting," to require disclosure in the summary of significant accounting policies of the effects of an entity's accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. SFAS No. 148's amendment of the transition and annual disclosure requirements are effective for fiscal years ending after December 15, 2002. The amendment of disclosure requirements of Opinion No. 28 are effective for interim periods beginning after December 15, 2002. The Company will continue to use the intrinsic value method of accounting as allowed under SFAS No. 148 for stock-based compensation for its first quarter of fiscal year 2003.

================================================================================
--------------------------------------------------------------------------------
                                                          GRISTEDE'S FOODS, INC.
                                                                AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


3.   RELATED  PARTY  TRANSACTIONS

(a)On February 6, 1998, the Company agreed to purchase substantially all of the assets and assumed certain of the liabilities of a supermarket located at 1644 York Avenue, New York City, that was owned by a corporation controlled by John Catsimatidis. On March 1, 2000 the Company and the affiliate determined to restructure the transaction by rescinding the purchase effective as of February 6, 1998, and entering into an operating agreement which gives the Company full control of the supermarket and the right to operate the supermarket for the account of the Company. The operating agreement presently terminates on December 1, 2003, but the term shall be extended for additional one year periods unless either party gives notice of termination not later than 90 days prior to the end of the then current term of the agreement. Under the operating agreement, the Company shall pay to the affiliate $1.00 per annum, plus such other consideration as may be approved by the Company's directors (excluding John Catsimatidis). Pursuant to the operating agreement the Company or any designee of the Company, also has the option until December 31, 2005 to purchase the supermarket for $2,778,000, which price is the fair market price of the supermarket established on October 11, 1999 by the Company's directors (excluding John Catsimatidis).

     In May 2000, another affiliate and the Company entered into a similar operating agreement for a store owned by the affiliate. As consideration, the affiliate receives the nominal amount of $1 per annum, plus such other consideration as may be approved by the Company's directors (excluding John Catsimatidis). The operating agreement presently terminates on May 10, 2004, but the term shall be extended for additional one year periods unless either party gives notice of termination not later than 90 days prior to the end of the then current term of the agreement. Pursuant to the operating agreement, the Company, or any designee of the Company, also has the option until December 31, 2005 to purchase the supermarket for the fair market price of the supermarket as established by the Company's directors (excluding John Catsimatidis) using a valuation criterion similar to that issued for valuing the store at 1644 York Avenue, New York City. It is management's opinion that the fair market value of this store is approximately $3 million.

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

     In connection with the restructure of the transaction relating to the supermarket located at 1644 York Avenue, $3,072,000 was included in "Due from related parties - other" on the balance sheet as of December 3, 2000. Such amount has been paid or offset against amounts due from affiliates during fiscal 2001.

(b) Under a management agreement dated November 10, 1997 (the "Management Agreement"), Namdor Inc., a subsidiary of the Company, performs consulting and managerial services for one supermarket (three supermarkets in prior years) owned by a corporation controlled by John Catsimatidis. In consideration of such services, Namdor Inc. is entitled to receive, on a quarterly basis, a cash payment of one and one-quarter (1.25%) percent of all sales of inventory and merchandise made at, in or from the managed supermarkets. During 2002, 2001 and 2000, management fee income was $0, $47,222 and $66,244, respectively.

(c) Certain stores have entered into capital and operating leases with an affiliate, Red Apple Lease Corporation, a company wholly owned by John
Catsimatidis. Such leases are primarily for store operating equipment. Obligations under capital leases at December 1, 2002 and December 2, 2001 were

================================================================================
--------------------------------------------------------------------------------
                                                          GRISTEDE'S FOODS, INC.
                                                                AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


$3,435,385 and $1,409,251, respectively and require monthly payments of $76,790 through March 2007.

     The Company leases ten locations: a 25,000 square foot warehouse, its office facilities and eight store locations from Red Apple Real Estate, Inc., a corporation wholly owned by John Catsimatidis. During fiscal 2002, 2001 and 2000, respectively, the Company paid to Red Apple Real Estate, Inc. $2,469,000, $1,610,000 and $1,236,420, respectively for rent and real estate taxes under such leases. The lease terms provide for an aggregate of $2,734,800 per year in lease payments for fiscal 2003. The leases are triple net whereby the tenant pays all real estate taxes, insurance and maintenance. (See Note 6.)

(d) Certain stores have entered into capital leases with an affiliate, United Acquisition Leasing Corp. (a company wholly owned by the majority shareholder). Such leases are primarily for store equipment. Obligations under capital leases at December 1, 2002 were $4,030,094 and require monthly payments of $92,443 through December 2007.

     In October 2002, the Company and an affiliate of the Company acquired the fixtures, leasehold improvements and store leases of three stores from the Great Atlantic & Pacific Tea Company for a total purchase price of $5,500,000. The affiliate has leased the acquired assets to the Company. Such stores had been closed for more than six months prior to the transaction. Obligations under these capital leases at December 1, 2002 were $5,000,214 and require monthly payments of $79,156 through February 2008 and a balloon payment of $1,629,156 at such time.

(e) MCV Advertising Associates Inc., a company owned by the majority shareholder, had provided advertising services to the Company. During 2000, costs incurred were $1,306,218. The Company no longer uses MCV and buys advertising directly instead.

(f) Due from related parties - trade, represents amounts due from affiliated companies for merchandise shipped from the Company's subsidiary City Produce Operating Corp. in the ordinary course of business and for which payments are made to such subsidiary on a continuous basis under extended terms, as well as management fees receivable for administrative and managerial services performed for the affiliated companies by the Company. During 2002, 2001 and 2000, merchandise sales to affiliates were $1,053,662, $1,792,174 and $636,562, respectively. Of the total trade receivable due from an affiliate, $1,225,000 has been classified as non-current on the balance sheet due to the extended payment terms granted.

(g) The Company uses the services of an affiliate Red Apple Medical, a corporation wholly-owned by John Catsimatidis, as an agent for self-insurance purposes. All employee medical claims are submitted to a third party administrator who processes claims to be remitted through a controlled account. Such amounts are reimbursed by the Company to the agent. No fees have been paid to this entity for the fiscal years 2002, 2001 and 2000.

================================================================================
--------------------------------------------------------------------------------
                                                          GRISTEDE'S FOODS, INC.
                                                                AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


4.   OTHER  ASSETS

Additions in 2002 totaling $1,781,188 consist of $102,808 in debt costs, a $50,000 covenant not to compete, $475,000 in customer lists and $1,153,380 of deferred acquisition and financing costs. None of these items have residual value and all except deferred acquisition costs have a weighted average life of five years.

                                                                            Amortization
                                            Accumulated                     ------------
AT DECEMBER 1, 2002:              Cost     amortization   Net book value         expense
-----------------------------  ----------  -------------  ---------------  -------------
ACQUISITION COSTS, CONSISTING
MAINLY OF PROFESSIONAL FEES    $1,471,848  $   1,205,381  $       266,467  $     192,161

NON-COMPETE COVENANTS           1,565,316      1,017,133          548,183        182,493

DEBT COSTS                      1,222,722        812,036          410,686        222,265

COSTS RELATING TO KINGS
ACQUISITION                     1,153,380             --        1,153,380             --

PRESCRIPTION LISTS              2,175,582        528,146        1,647,436        269,427

OTHER                             114,204         96,378           17,826         17,873
----------------------------------------------------------------------------------------
TOTALS                         $7,703,052  $   3,659,074  $     4,043,978  $     884,219
----------------------------------------------------------------------------------------

                                                                            Amortization
                                            Accumulated                     ------------
AT DECEMBER 1, 2001:              Cost     amortization   Net book value         expense
-----------------------------  ----------  -------------  ---------------  -------------
ACQUISITION COSTS, CONSISTING
MAINLY OF PROFESSIONAL FEES    $1,471,848  $   1,056,434  $       415,414  $     251,092

NON-COMPETE COVENANTS           1,515,316        834,640          680,676        169,031

DEBT COSTS                      1,119,914        546,558          573,356        156,191

PRESCRIPTION LISTS              1,700,582        258,719        1,441,863        201,174

OTHER                             601,572        254,219          347,353        186,641
----------------------------------------------------------------------------------------
TOTALS                         $6,409,232  $   2,950,570  $     3,458,662  $     964,129
----------------------------------------------------------------------------------------

Estimated total amortization expense for the next five years is as follows:
                2003                  $882,973
                2004                   878,023
                2005                   716,585
                2006                   716,585
                2007                   716,585

COSTS RELATING TO KINGS ACQUISITION - The Company has incurred costs in an effort to acquire Kings Supermarkets, Inc., a chain of 29 stores, mainly located in Northern New Jersey. The Company intends to continue such efforts to acquire this company. No assurance can be given that this acquisition will be consummated. In connection with the proposed acquisition and required financing, the Company incurred certain costs (principally professional fees) in the amount of $1,153,380 (included in other assets on the accompanying balance sheet). $708,175 of such costs are reimbursable to the Company by its affiliate United Acquisition Corp. The deferred costs will be allocated to the purchase price and financing upon completion of the transaction.

================================================================================
--------------------------------------------------------------------------------
                                                          GRISTEDE'S FOODS, INC.
                                                                AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Should the transaction be unsuccessful, the deferred costs will be charged to operations. Any costs reimbursed by the affiliate will be reflected as a capital contribution.

PRESCRIPTION LISTS - Prescription lists consist of customer lists purchased from other pharmacies. There was one additional pharmacy purchased in fiscal 2002.

5.   DUE  TO  AFFILIATES

Amounts due to affiliates, primarily United Acquisition Corp., a corporation indirectly wholly owned by the majority shareholder, represent liabilities in connection with the consummation of the merger as discussed in Note 1 and additional advances made by the affiliate since the merger. The affiliates have agreed not to demand payment of these liabilities in the next fiscal year. Accordingly, the liability has been classified as noncurrent. As part of post-closing adjustments in connection with the Food Group Acquisition, approximately $3,600,000 in due from certain other affiliates has been offset against the amounts due to United Acquisition Corp. The net amount due to affiliates at December 1, 2002 and December 2, 2001 was $14,842,437 and $14,525,904, respectively. Of these amounts $14,200,000 and $12,800,000, respectively, was subordinated to the Company's banks. (See Note 8.) The liability presently does not bear interest. However, the Company's credit agreement with its banks permits the Company to pay interest on such subordinated debt provided the Company has a positive net income.

6.   COMMITMENTS  AND  CONTINGENCIES

The Company operates primarily in leased facilities under non-cancellable operating leases expiring at various dates through 2022. Certain leases provide for contingent rents (based upon store sales exceeding stipulated amounts or on the Consumer Price Index), escalation clauses and renewal options ranging from five to twenty years. The Company is obligated under all leases to pay for taxes, insurance and common area maintenance expenses.

The Company also leases operating equipment. The Company is obligated under all equipment leases to pay for taxes, insurance and maintenance costs incurred in the operation of such equipment.

Rent expense, including taxes, insurance and maintenance costs, under non-cancelable operating leases, (including leases with related parties), for the fiscal years ended December 1, 2002, December 2, 2001 and December 3, 2000, respectively, is as follows:

                                  2002         2001         2000
----------------------------------------------------------------
Facilities:  Base rents    $16,979,121  $15,805,048  $13,245,918
Contingent rent                 48,000       48,000       76,671
----------------------------------------------------------------
Rent expense - facilities  $17,027,121  $15,853,048  $13,322,589
================================================================
Equipment rental           $   246,294  $   644,961  $ 1,159,178
================================================================

================================================================================
--------------------------------------------------------------------------------
                                                          GRISTEDE'S FOODS, INC.
                                                                AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Related party rent expense for facilities was $2,418,054, $1,610,022 and $1,236,420 for the years ended December 1, 2002, December 2, 2001 and December 3, 2000, respectively.

     Related party rent expense for equipment leases was $484,856 for the year ended December 3, 2000. By the terms of amendments to these leases, they became capital leases in the year ended December 2, 2001.

Future minimum lease commitments under noncancellable leases as of December 1, 2002 are:


                           EQUIPMENT OPERATING   FACILITIES-MINIMUM
       FISCAL YEAR ENDING         LEASES             COMMITMENT
       -------------------------------------------------------------
       2003                $            182,694  $        17,788,870
       2004                             161,822           18,073,295
       2005                              57,338           17,796,868
       2006                               2,217           17,566,696
       2007                                  --           15,975,328
       THEREAFTER                            --          116,521,920
       -------------------------------------------------------------
                           $            404,071  $       203,722,977
       =============================================================

The above table includes renewal periods where used to determine depreciable asset life.

The net book value of all assets under capital leases including related party capital leases at December 1, 2002 is approximately $23.2 million.


      The future net minimum lease payments under capital leases are as follows:
      ---------------------------------------------------------------------
      FISCAL YEAR ENDING
      ---------------------------------------------------------------------
          2003                                                   $6,887,446
          2004                                                    6,112,945
          2005                                                    4,055,551
          2006                                                    3,095,925
          2007                                                    1,965,682
          THEREAFTER                                              1,866,623
      ---------------------------------------------------------------------
                                                                 23,984,172
      LESS:  AMOUNT REPRESENTING INTEREST                         4,146,814
      ---------------------------------------------------------------------
      PRESENT VALUE OF NET MINIMUM LEASE PAYMENTS                19,837,358
      LESS CURRENT OBLIGATION                                     4,892,101
      =====================================================================
      LONG TERM LEASE OBLIGATIONS                               $14,945,257
      =====================================================================

================================================================================
--------------------------------------------------------------------------------
                                                          GRISTEDE'S FOODS, INC.
                                                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

As of December 1, 2002, the Company had net operating loss carryforwards of approximately $6.8 million, which expire through fiscal 2020.

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

The Company had net deferred tax assets of approximately $8.2 million and $9.4 million at December 1, 2002 and December 2, 2001, respectively. At December 1, 2002 and December 2, 2001, a valuation allowance has been provided against the deferred tax assets since management cannot predict, based on the weight of available evidence, that it is more likely than not that such assets will be ultimately realized. Accordingly no deferred income taxes were recognized in any of the periods.

The provision for income taxes for fiscal 2002, 2001 and 2000 consisted of state and local income taxes only which amounted to approximately $40,000, $99,000 and $52,000, respectively.

================================================================================
--------------------------------------------------------------------------------
                                                          GRISTEDE'S FOODS, INC.
                                                                AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Deferred tax (assets) liabilities at December 1, 2002 and December 2, 2001 are comprised of the following elements:

                                            2002          2001
                                        --------------------------
Net operating loss carryforwards        $(3,409,000)  $(4,294,000)
Deferred revenue taxable currently          (55,000)     (384,000)
Allowance for uncollectable accounts       (241,000)     (207,000)
Depreciation and amortization            (1,969,000)   (2,595,000)
Deferred rent not currently deductible   (2,528,000)   (1,963,000)
                                        ------------  ------------
Deferred tax (assets) liabilities, net   (8,202,000)   (9,443,000)
Less valuation allowance                  8,202,000     9,443,000
                                        ------------  ------------
Net deferred tax                        $        --   $        --
                                        ============  ============

================================================================================
--------------------------------------------------------------------------------
                                                          GRISTEDE'S FOODS, INC.
                                                                AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


8.   DEBT

Effective October 2001, the Company's credit agreement with a group of banks was amended and increased to an aggregate total of $32,500,000, consisting of a $15,500,000 term loan and a $17,000,000 revolving line of credit. As of December 1, 2002, the credit facility as amended, provides for (i) a maturity date of November 28, 2004 for the revolving line of credit, and December 3, 2006 for the term loan, at which time all amounts outstanding thereunder are due, (ii) certain financial covenants, and (iii) amortization of the term loan in monthly amortizations totaling $2,000,000, $2,300,000, $2,600,000, $2,900,000 and
$3,200,000 respectively in each year during its term, and a $2,500,000 balloon payment at maturity.

Long-term debt at December 1, 2002 and December 2, 2001 consists of the following:

                                                       2002         2001
----------------------------------------------------------------------------
Note payable in annual installments of $66,666      $    66,666  $    36,595
plus accrued interest commencing September 30,
2000 at an interest rate of 9%

Note payable $75,000 that was due on January 29,             --      150,000
2001; $75,000 that was due June 14, 2001, plus
accrued interest commencing September 14, 2000
at an interest rate of 9%

Note payable $224,704 in three equal annual             224,704           --
installments plus interest at 7.5%; final payment
due September 2005

Term loan payable to banks due December 3, 2006      13,559,172   15,500,000

Revolving loans payable to banks due November        17,000,000    9,800,000
28, 2004
----------------------------------------------------------------------------
                                                     30,850,542   25,486,595
----------------------------------------------------------------------------
LESS:  CURRENT PORTION                                2,500,740    2,378,262

----------------------------------------------------------------------------
                                                    $28,349,802  $23,108,333
----------------------------------------------------------------------------

================================================================================
--------------------------------------------------------------------------------
                                                          GRISTEDE'S FOODS, INC.
                                                                AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Interest on prime-based loans under the credit facility is payable monthly in arrears; interest on LIBOR-based loans under the credit facility is payable at the end of the applicable interest period.

During the year ended December 1, 2002 the interest rates ranged from 4.38% to 5.19% on the LIBOR-based loans (total principal balance of $30,200,000 at December 1, 2002) and from 5.5% to 6.25% on the prime-based loans (total principal balance of $359,172 at December 1, 2002). The overall weighted average interest rate paid to the banks during the year ended December 1, 2002 was 5.09%.

The loans are collateralized by certain assets of the Company, including receivables, inventory and store equipment.

Principal maturities of long-term debt as of December 1, 2002 are as follows:

                  FISCAL YEAR ENDING
                  -------------------------------------------------
                  2003                                  $ 2,500,740
                  2004                                   19,674,900
                  2005                                    2,974,902
                  2006                                    3,200,000
                  2007                                    2,500,000
                  -------------------------------------------------
                  TOTAL MATURITIES                      $30,850,542
                  =================================================

9.   RETIREMENT  PLAN

The Company participates in various defined contribution multi-employer union pension plans, which are administered jointly by management and union representatives, and which sponsor most full-time and certain part-time union employees. The pension expense for these plans approximated $1,161,000, $1,052,000 and $999,000 for 2002, 2001 and 2000, respectively. The Company could, under certain circumstances, be liable for unfunded vested benefits or other expenses of jointly administered union- management plans.

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

In accordance with SFAS No. 123, "Accounting for Stock-based Compensation", the Company discloses the pro forma impact of recording compensation expense

================================================================================
--------------------------------------------------------------------------------
                                                          GRISTEDE'S FOODS, INC.
                                                                AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


utilizing the Black-Scholes model. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the Black-Scholes model does not necessarily provide a reliable measure of the fair value of its stock options.
SFAS No. 123 requires the Company to provide pro forma information regarding net loss and earnings per share as if compensation cost of the Company's stock option plans had been determined in accordance with the fair value based method prescribed in SFAS No. 123. The Company estimates the fair value of each stock option at the grant date by using the Black Scholes option-pricing model with the following weighted average assumptions used for grants. During 2002, 2001 and 2000 there were no options granted.

Under the accounting provisions of SFAS No. 123, the Company's loss and earnings per share would have been adjusted to the pro forma amounts indicated below:

                                              2002       2001       2000
---------------------------------------------------------------------------
Income (loss) before cumulative effect of
change in accounting principle
As reported                                $(926,407)  $275,057  $(190,908)
Pro forma                                  $(929,307)   240,487   (310,861)
Net earnings (loss) per share - basic and
diluted:
As reported                                $   (0.05)  $    .01  $    (.01)
Pro forma                                  $   (0.05)  $    .01  $    (.02)

================================================================================
--------------------------------------------------------------------------------
                                                          GRISTEDE'S FOODS, INC.
                                                                AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


A summary of the status of the Company's stock option plans is presented below:

                                                  Weighted Average
                                        Shares     Exercise Price
===================================================================
Balance, November 28, 1999            1,422,500              $ 3.21
   Granted:                                   -                   -
   Exercised:                                 -                   -
   Forfeited:                           (22,000)               2.90
-------------------------------------------------------------------
Balance, December 3, 2000             1,400,500                3.21
   Granted:                                   -                   -
   Exercised:                                 -                   -
   Forfeited:                           (45,000)               3.33
-------------------------------------------------------------------
Balance, December 2, 2001             1,355,500                3.21
   Granted:                                   -                   -
   Exercised:                                 -                   -
   Forfeited:                          (102,500)               4.25
-------------------------------------------------------------------
Balance, December 1, 2002             1,253,000              $ 3.14
-------------------------------------------------------------------

Options exercisable as of December 1, 2002 and December 2, 2001 were 1,253,000 and 1,322,167, respectively.

All options prior to November 10, 1997 were assumed from Sloan's by the Company. The following table summarizes information as of December 1, 2002 concerning outstanding and exercisable options:

               OPTIONS OUTSTANDING                         OPTIONS EXERCISABLE
            ========================                   ============================
                          Weighted
                           Average
Range of                  Remaining      Weighted                      Weighted
exercise      Number     Contractual      Average        Number         Average
prices      Outstanding     Life      Exercise Price   Exercisable  Exercise Price
-----------------------------------------------------------------------------------
$ 3.75          275,000          1.9           $ 3.75      275,000           $ 3.75
  5.63          101,000          2.0             5.63      101,000             5.63
  3.81           22,000          2.0             3.81       22,000             3.81
  2.87          250,000          3.7             2.87      250,000             2.87
  2.63          520,000          5.3             2.63      520,000             2.63
$ 1.88           85,000          6.3             1.88       85,000             1.88
-----------------------------------------------------------------------------------
$ 1.88-5.63   1,253,000          4.0           $ 3.14    1,253,000           $ 3.14
-----------------------------------------------------------------------------------

================================================================================
--------------------------------------------------------------------------------
                                                          GRISTEDE'S FOODS, INC.
                                                                AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


11.  LITIGATION
1)  RMED  International  Inc.  v.  Sloan's  Supermarkets  Inc.  and  John  A.
Catsimatidis.

On August 8, 1994, a lawsuit against the Company and Mr. Catsimatidis was instituted in the United States District Court for the Southern District of New York by RMED International, Inc. ("RMED"), a former stockholder of the Company.

The complaint alleged, among other things, that RMED and a purported class consisting of persons who purchased the Company's common stock on or after March 19, 1993 were damaged by alleged nondisclosures in certain filings made by the Company with the Securities and Exchange Commission between January 1993 and June 1994 relating to an investigation by the FTC. The complaint alleged that such nondisclosures constituted violations of Federal and New York State securities laws, as well as common law fraud, and seeks damages (including punitive damages) in an unspecified amount (although in discovery proceedings, the named plaintiff has claimed that its damages were approximately $800,000) as well as costs and disbursements of the action. On June 2, 1994, the Company issued a press release that disclosed the FTC action.

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


After a week of trial, in January 2003, the matter was settled. The full amount of the settlement, together with a portion of the Company's legal fees, was paid by the Company's D&O insurance carrier. Neither the Company, nor Mr.
Catsimatidis  paid  any  portion  of  the  settlement  amount.

2.) Ansoumana v. Great Atlantic & Pacific Tea Company, Inc. d/b/a/ A&P, Shopwell Inc. - d/b/a Food Emporium, Gristede's Operating Corp, Duane Reade, Inc., Charlie Bauer, individually and d/b/a B&B Delivery Service a/k/a Citi Express, Scott Weinstein and Steven Pilavan, ind. and d/b/a Hudson Delivery Service Inc., Chelsea Trucking, Inc. a/k/a Hudson York.

On January 13, 2000, plaintiffs commenced a class action lawsuit in the U.S. District Court for the Southern District of New York (hereinafter referred to as the "Ansoumana Action"). Their complaint alleged violations of the Fair Labor Standards Act and the New York Labor Law. Plaintiffs are claiming damages for the differential between the amount they were paid by the Great American
Delivery Service Company and what the minimum wage was in each specific year dating back to 1994. To date, about 35 to 40 delivery workers have opted into the class action.

Specifically, the Company was one of the parties sued in this litigation by delivery workers claiming they were not being paid the minimum wage. The delivery workers are employees of the Great American Delivery Company (formerly known as B&B Delivery Service or Citi Express) ("Great American"), not employees of the Company. The Company was under contract with Great American to deliver groceries to the Company's customers.

In its answer, the Company denied the allegations and cross-claimed against the delivery service co-defendants Weinstein and Baur, based upon their own negligence, theories of contribution and contractual indemnity.

================================================================================
--------------------------------------------------------------------------------
                                                          GRISTEDE'S FOODS, INC.
                                                                AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


When allegations of underpayment first emerged, the Company, on August 2, 2000, entered into a new contract with Great American. This contract was entered into in order to assure the Company that these delivery workers would be properly and legally paid for their services. The legal hourly wages referred to in the contract were discussed with the New York Attorney General's Office.

On July 23, 2001, the Company terminated its contract with Great American because Great American breached the terms of the contract. Based upon that termination, Great American commenced a breach of contract action in Supreme Court, Nassau County, against the Company and obtained a preliminary injunction compelling the Company to retain Great American as its delivery service contractor.

Thereafter, Great American was found to be in contempt of several orders and added as a party-defendant by motion to amend the complaint in the Ansoumana Action. In response to those proceedings, Great American filed for bankruptcy. Hence, the breach of contract action commenced by Great American against the Company was stayed. The Company transferred the case to the United States
Bankruptcy Court in the Eastern District of New York. Great American's bankruptcy petition was dismissed. Great American's breach of contract action commenced in Nassau County has been stayed pending a resolution of the Ansoumana Action. Nevertheless, Great American posted a $400,000 bond in the breach of contract action pending in Nassau County to obtain a preliminary injunction and the Company intends to recoup these monies from Great American.

A tentative settlement has been reached. The Company estimates that such a possible settlement could result in potential payments of approximately $2,600,000 plus plaintiffs' legal expenses, payable over a number of years, without interest, which amount would be shared approximately 50-50 by the Company with its predecessor private companies. Any amount paid on behalf of the Company will be reflected as a capital contribution. Additionally, recoveries from a $400,000 security bond posted by Great American / Baur shall be solely for the Company's benefit. However, any final settlement must be approved by the Company's banks, the state, the courts, and the plaintiffs. The Company and its legal counsel are not presently able to predict whether the settlement will be implemented. Accordingly, the Company has not recorded any contingent liability in its consolidated financial statements related to this matter. The Company is also pursuing an insurance contribution to the settlement under various policies.

In the meantime, the Company's co-defendant Duane Reade who has continued to aggressively defend itself in this case, without pursuing settlement, has been found liable by summary judgment to be a joint employer with its delivery service provider Weinstein.


3.) Red Apple Supermarkets, Inc., Gristede's Supermarkets, Inc., Supermarket Acquisition Corp., and Gristede's Sloan's Inc., Plaintiffs, against Rite Aid
Corporation  and  Rite  Aid  of  New  York,  Inc.,  Defendants

Pursuant to a settlement agreement dated February 22, 1999 (the Settlement Agreement"), between the Company and Rite Aid Corporation ("Rite Aid"), Rite Aid agreed to compromise a dispute between the parties arising out of a written lease purchase agreement dated September 2, 1994 (the "Lease Purchase Agreement). Pursuant to the Settlement Agreement, Rite Aid agreed to pay the sum of $400,000 (the Settlement Sum") to the Company in full and final satisfaction of certain claims and disputes regarding defendants' breaches of the Lease Purchase Agreement. However, Rite Aid failed and refused to pay any portion of the Settlement Sum as required by the Settlement Agreement. Consequently, on June 5, 2000, plaintiffs filed a complaint in the Supreme Court of the State of New York (New York County) which alleged: breach of Settlement Agreement, Breach of Good Faith and Fair Dealing and Breach of Lease Purchase Agreement. Such complaint seeks judgment against Rite Aid in the full amount of the Settlement Sum, together with interest from February 22, 1999.

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

================================================================================
--------------------------------------------------------------------------------
                                                          GRISTEDE'S FOODS, INC.
                                                                AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


The Company has recently settled this litigation where Rite Aid will be returning a store to the Company at 113-119 Fourth Avenue, Manhattan, New York City, which was previously operated by an affiliate of the Company, in settlement of the litigation.

The Company will be purchasing Rite Aid's prescription records and inventory for this location. In addition, the Company will pay a nominal fee for Rite Aid's furniture and equipment and the Company will also have the benefit of Rite Aid's leasehold improvements at the store at no additional cost. It is expected that Rite Aid will surrender the store within 30 days of the finalization of the settlement. The Company believes that the fair market value of the acquired store lease and leasehold improvements to be in excess of the Settlement Sum plus interest.

12.  IMPACT OF THE TERRORIST ATTACKS OF SEPTEMBER 11, 2001
The Company has two stores in the World Trade Center area of Manhattan, which were forced to close as a result of the terrorist attacks of September 11, 2001. One store reopened for business on October 1, 2001, the other was renovated and reopened in May 2002. The Company has suffered property damage losses, including inventory, costs to repair and clean fixtures and facilities and loss of revenue. Management has filed claims for the above losses with its insurance carriers, including business interruption. The Company settled these claims with the insurance company in October 2002 for approximate net proceeds of $1.5 million, and incurred costs of approximately $1.1 million which amounts were reflected in fiscal 2001. The Company further has applied for various government grants amounting to approximately $400,000 net of fees and expects to receive these in full during fiscal 2003. The grants, which along with an insurance claim for a theft loss from its warehouse, were recorded in fiscal 2002.

13.  QUARTERLY  FINANCIAL  DATA
(UNAUDITED)  ($000S)

Financial data for the interim periods of Fiscal 2002 and Fiscal 2001 is as follows:

                                 13 weeks       13 weeks        13 weeks       13 weeks
                                  ended           ended          ended           ended       Fiscal
                                                              September 2,    December 2,
                              March 4, 2001   June 3, 2001        2001           2001         2001
-----------------------------------------------------------------------------------------------------

Sales                         $       59,586  $      56,949  $      53,570   $     59,883   $229,988
Gross Profit                          23,098         22,731         21,539         23,439     90,807
Net Income (loss)             $          461  $         330  $        (473)  $        (43)  $    275
Net Income (loss) per share   $         0.02  $        0.02  $       (0.02)  $      (0.00)  $    .01


                                13 weeks        13 weeks       13 weeks        13 weeks
                                  ended           ended          ended           ended       Fiscal
                                                              September 1,    December 1,
                              March 3, 2002   June 2, 2002        2002           2002         2002
-----------------------------------------------------------------------------------------------------

Sales                         $       59,791  $      61,879  $      60,506   $     68,557   $250,733
Gross Profit                          23,761         24,908         24,221         26,408     99,298
Net Income (loss)             $          761  $         206  $        (777)  $     (1,116)  $   (926)
Net Income (loss) per share   $         0.04  $        0.01  $       (0.04)  $      (0.06)  $  (0.05)

The fourth quarter included significant adjustments of the following: an inventory adjustment of $304,000 to reflect the lower of cost or market and an accrual of $213,000 relating to self-insurance health care costs.

INDEPENDENT AUDITORS' REPORT

To the Board of Directors
and Stockholders of Gristedes's Foods, Inc.

     The audits referred to in our report dated March 3, 2003, relating to the consolidated financial statements of Gristede's Foods, Inc. and subsidiaries, which is contained in Item 8 of this Form 10-K, included the audits of the financial statement schedule listed in the accompanying index for each of the three fiscal years in the period ended December 1, 2002. This financial statement schedule is the responsibility of management. Our responsibility is to express an opinion on this schedule based on our audits.

     In our opinion, the financial statement Schedule II - Valuation and Qualifying Accounts, presents fairly, in all material respects, the information set forth therein.

BDO Seidman, LLP
New York, NY
March 3, 2003

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                                       Balance At        Additions          Additions
                                      Beginning of   Charged to Costs    <Deductions> For   Balance At End
DESCRIPTION OF DEDUCTIONS                Period        and Expenses         Write-Offs         of Period
                                                                           <Recoveries>
-----------------------------------------------------------------------------------------------------------

YEAR ENDED Dec. 3, 2000:
Reserve and allowances deducted
  from asset accounts:
Allowance for uncollectible accounts  $     500,000  $          50,000  $        (400,000)  $       150,000

YEAR ENDED Dec. 2, 2001:
Reserve and allowances deducted
  from asset accounts:
Allowance for uncollectible accounts  $     150,000  $         250,354  $          12,646   $       413,000

YEAR ENDED Dec. 1, 2002:
Reserve and allowances deducted
  from asset accounts:
Allowance for uncollectible accounts  $     413,000  $          72,000  $          (4,000)  $       481,000

        Exhibits
        --------

Number  Description
------  -----------

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

  10.6  Management Agreement dated November 10, 1997 between Namdor Inc., G Remainder
          Corp. and S Remainder Corp.  Incorporated by reference to Exhibit 10.7 to the Transition
          Period 10-K.

  10.7  Agreement dated as of March 1, 2000 between G Remainder Corp. and Gristede's Operating
          Corp.  Incorporated by reference to Exhibit 10.8 to the Company's annual report in
          Form 10-K for the fiscal year ended November 28, 1999 (the "1999 10-K").

  10.8  1998 Stock Option Plan.  Incorporated by reference to Exhibit 10.10 to the
          Transition Period 10.K.


  10.9  Agreement dated March 1, 2000 between John Catsimatidis and the Company.
          Incorporated by reference to Exhibit 10.11 to the 1999 10-K.

 10.10  Agreement dated May 10, 2000  between S Remainder Corp and Namdor Inc.  Incorporated by reference to Exhibit 10.17 to the Company's Annual Report on Form 10-K for the
          fiscal year ended December 3, 2000.

 10.11  Agreement dated December 3, 2000 between John Catsimatidis and the
          Company. Incorporated by reference to Exhibit 10.18 to the Company's Annual Report on
          Form 10-K for the fiscal year ended December 3, 2000.

 10.12  Amended and Restated Loan Agreement dated as of October 31, 2001 among the Company,
          Citibank,  Israel Discount Bank of New York, and Bank Leumi USA.  Incorporated by
          reference to Exhibit 10.22 to the Company's Annual Report on Form 10-K for the
          fiscal year ended December 2, 2001.

   11.  Statement re: computation of per share income (loss). Not required.

   21.  Listing of the Company's subsidiaries all of which are wholly owned by the Company.

         Subsidiaries                      State of Incorporation
         ------------                      ----------------------

         Namdor Inc.                            New York
         City Produce Operating Corp.           New York
         Gristede's Foods NY Inc                New York
         Gristede's Delivery Service, Inc       New York


*Filed  herewith.

b) The Company did not file any Current Reports on Form 8-K during the last quarter of the period covered by this report.

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    GRISTEDE'S FOODS, INC.


Dated:  March 4, 2003               By:  /s/ John A. Catsimatidis
                                       ---------------------------------
                                         John A. Catsimatidis
                                         Chairman of the Board


Signature                                           Title                        Date
--------------------------------  -----------------------------------------  -------------

     /s/ John A. Catsimatidis     Chairman of Board, President and           March 4, 2003
--------------------------------  Chief Executive Officer (Chief Executive
JOHN A. CATSIMATIDIS              Officer and Chief Operating Officer)

     /s/ Martin Bring             Director                                   March 4, 2003
--------------------------------
MARTIN BRING

                                  Director
--------------------------------
FREDERICK SELBY

     /s/ Kishore Lall             Director                                   March 4, 2003
--------------------------------
KISHORE LALL

     /s/ Gary Pokrassa            Chief Financial Officer                    March 4, 2003
--------------------------------  (Chief Financial Officer
GARY POKRASSA                     and Chief Accounting Officer)

     /s/ Martin Steinberg         Director                                   March 4, 2003
--------------------------------
MARTIN STEINBERG


     /s/ Edward P. Salzano        Director                                   March 4, 2003
--------------------------------
EDWARD P. SALZANO


     /s/ Andrew J. Maloney, Esq.  Director                                   March 4, 2003
--------------------------------
ANDREW J. MALONEY, ESQ.

ANNUAL AND QUARTERLY CERTIFICATIONS
PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002
I, John A. Catsimatidis, certify that:

     1. I have reviewed this annual report on Form 10-K of Gristede's Foods, Inc.

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:
          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and
          c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):
          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


/s/ John A. Catsimatidis

Date:  March 4 2003
Title: Chief Executive Officer

================================================================================

ANNUAL AND QUARTERLY CERTIFICATIONS
PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002
I, Gary Pokrassa, certify that:
     1. I have reviewed this annual report on Form 10-K of Gristede's Foods, Inc.

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:
          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and
          c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):
          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


/s/ Gary Pokrassa
Date:  March 4 2003
Title:  Chief Financial Officer

================================================================================

================================================================================
Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States
Code)
Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (subsections (a) and
(b) of Section 1350, Chapter 63 of Title 18, United States Code), each of the undersigned officers of Gristede's Foods, Inc., a Delaware corporation (the "Company"), does hereby certify, to such officer's knowledge, that:
The Annual Report of Form 10-K for the year ended December 1, 2002 (the "Form 10-K") of the Company fully complies with the requirements of Section
13(a) or 15(d) of the Securities Exchange Act of 1934 and information contained in the Form 10-K fairly presents, in all material respects, the financial condition and results of operations of the Company.
Dated:   March 4 2003
/s/ John A. Catsimatidis
Name: John A. Catsimatidis
Chief Executive Officer
Dated:  March 4 2003

/s/ Gary Pokrassa
Name: Gary Pokrassa
Chief Financial Officer
The foregoing certification is being furnished solely pursuant to section 906 of the Sarbanes-Oxley Act of 2002 (subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code) and is not being furnished as part of Form 10-K or as a separate disclosure document.