Form 10-K/A
period 2002-12-01
GRISTEDES FOODS INC
filed 2003-04-07
CIK 28325

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-K/A
                                AMENDMENT NO. 1

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

                                 Yes    X    No
                                        -
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

As of February 25, 2003, 19,636,574 shares of the registrant's common stock, $0.02 par value, were outstanding.

The aggregate market value of the common stock held by nonaffiliates of the registrant (i.e., excluding shares held by executive officers, directors, and control persons as defined in Rule 405) on May 31, 2002 (the last business day of the second fiscal quarter) was $1,678,553 computed at the closing price on that date.

                                TABLE OF CONTENTS
                                -----------------
PART IV
-------
     Item  15.  Exhibits,  Financial Statement Schedules and Reports on Form 8-K
     ---------------------------------------------------------------------------

SIGNATURES
----------

CERTIFICATION
-------------

EXHIBIT 10.13
-------------

EXHIBIT 99.1
------------

TABLE OF CONTENTS
-----------------

                                EXPLANATORY NOTE

This amendment of the Annual Report on Form 10-K/A is being filed for the sole purpose of (a) filing Exhibit 10.13 and (b) to designate the Certification pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as Exhibit 99.1. Such Certification was filed with the Annual Report on Form 10-K filed on March 5, 2003.

                                     PART IV

ITEM 15.  EXHIBITS,  FINANCIAL  STATEMENT  SCHEDULES  AND  REPORTS  ON FORM 8-K

(a)       Exhibits:

Number    Description
------    -----------

3.1 Amended and Restated Certificate of Incorporation of the Registrant. Incorporated by reference to Exhibit 3.1 to the Registrant's Annual Report on Form 10-K for the fiscal year ended February 28, 1990 (the "1990 10-K").

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

3.4 Certificate of Amendment of Certificate of Incorporation of the Company, dated August 13, 1999. Incorporated by reference to Exhibit
          3.4 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 3, 2000 (the "2000 10-K").

3.5 Certificate of Amendment of Certificate of Incorporation of the Company dated November 10, 2000. Incorporated by reference to Exhibit
          3.5  to  the  2000  10-K.

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

10.12 Amended and Restated Loan Agreement (the "Loan Agreement") dated as of October 31, 2001 among the Company, Citibank, Israel Discount Bank of New York, and Bank Leumi USA. Incorporated by reference to Exhibit
          10.22 to the Company's Annual Report on Form 10-K for the fiscal year ended December 2, 2001.

*10.13 First Amendment to Loan Agreement dated as of November 30, 2002 among the Company, Citibank, N.A., Israel Discount Bank of New York and Bank Leumi USA.

11.       Statement  re:  computation  of per share income (loss). Not required.

21. Listing of the Company's subsidiaries all of which are wholly owned by the Company.

Subsidiaries                         State of Incorporation
------------                         ----------------------
Namdor Inc.                                 New York
City Produce Operating Corp.                New York
Gristede's Foods NY Inc.                    New York
Gristede's Delivery Service, Inc.           New York


*99.1 Certification pursuant to 18 U.S.C. Section 1350, as adapted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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


                                          GRISTEDE'S FOODS, INC.


                                          By:  /s/ John A. Catsimatidis
                                             -----------------------------
                                             John A. Catsimatidis
                                             Chairman of the Board

SIGNATURE                                      TITLE                         DATE

/s/ John A. Catsimatidis    Chairman of Board, President and Chief       April 7, 2003
--------------------------  Executive Officer (Chief Executive Officer
JOHN A. CATSIMATIDIS        and Chief Operating Officer)

/s/ Martin R. Bring         Director                                     April 7, 2003
--------------------------
MARTIN R. BRING

FREDERICK SELBY             Director

/s/ Kishore Lall            Director                                     April 7, 2003
--------------------------
KISHORE LALL

/s/ Gary Pokrassa           Chief Financial Officer (Chief Financial     April 7, 2003
--------------------------  Officer and Chief Accounting Officer
GARY POKRASSA

/s/ Martin Steinberg        Director                                     April 7, 2003
--------------------------
MARTIN STEINBERG

/s/ Edward P. Salzano       Director                                     April 7, 2003
--------------------------
EDWARD P. SALZANO

/s/ Andrew J. Maloney       Director                                     April 7, 2003
--------------------------
ANDREW J. MALONEY

ANNUAL AND QUARTERLY CERTIFICATIONS
PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I,  John  A.  Catsimatidis,  certify  that:

1.   I have reviewed this annual report on Form 10-K/A of Gristede's Foods, Inc.

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

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;
4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ John A. Catsimatidis
Date: April 7, 2003
Title:  Chief Executive Officer

ANNUAL AND QUARTERLY CERTIFICATIONS
PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I,  Gary  Pokrassa,  certify  that:

1.   I have reviewed this annual report on Form 10-K/A of Gristede's Foods, Inc.

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

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ Gary Pokrassa
Date: April 7, 2003
Title:  Chief Financial Officer