Form 10-Q
period 2003-03-02
GRISTEDES FOODS INC
filed 2003-04-21
CIK 28325

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
           OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 2, 2003

[ ]        TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d)
           OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

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

Yes  X   No
    ---     ---

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes      No  X
    ---     ---


At April 18, 2003, registrant had issued and outstanding 19,636,574 shares of common stock.

                     GRISTEDE'S FOODS, INC. AND SUBSIDIARIES

PART I   -  FINANCIAL INFORMATION

  ITEM 1.   FINANCIAL  STATEMENTS

            Consolidated  Balance  Sheets  as  of
               March  2,  2003  and  December  1,  2002                  Page  3
            Consolidated  Statements  of  Operations  for
               the  13  weeks  ended  March  2,  2003
               and  March  3,  2002                                      Page  4
            Consolidated  Statements  of  Stockholders'
               Equity  for  the  52  weeks  ended
               December  1,  2002  and  the
               13  weeks  ended  March  2,  2003                         Page  5

            Consolidated  Statements  of  Cash  Flows  for
               the  13  weeks  ended  March  2,  2003
               and  March  3,  2002                                      Page  6
            Notes  to  Consolidated  Financial  Statements               Page  7


  ITEM 2.   MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF  FINANCIAL
              CONDITION AND  RESULTS  OF  OPERATIONS                    Page  11

  ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
              MARKET RISK                                               Page  16

  ITEM 4.   CONTROLS  AND  PROCEDURES                                   Page  16

PART II  -  OTHER  INFORMATION                                          Page  17

ITEM 1

FINANCIAL STATEMENTS

                                      GRISTEDE'S FOODS, INC.
                                   CONSOLIDATED BALANCE SHEETS


                                                                              (Unaudited)
                                                                                March 2,      December 1,
ASSETS                                                                            2003           2002
                                                                              -------------  -------------
CURRENT ASSETS:
  Cash                                                                        $    616,428   $    576,358
  Accounts receivable - net of allowance for doubtful accounts
     of $498,000 at March 2, 2003 and $481,000 at December 1, 2002               7,917,422      7,659,552
  Inventories                                                                   39,414,400     37,601,170
  Due from related parties - trade                                                 225,000        251,665
  Prepaid expenses and other current assets                                      2,073,035      2,825,984
                                                                              -------------  -------------

           Total current assets                                                 50,246,285     48,914,729
                                                                              -------------  -------------

PROPERTY AND EQUIPMENT:
  Furniture, fixtures and equipment                                             20,668,176     20,159,016
  Capitalized equipment leases                                                  35,440,435     34,300,805
  Leaseholds and leasehold improvements                                         61,037,241     59,323,240
                                                                              -------------  -------------
                                                                               117,145,852    113,783,061
  Less accumulated depreciation and amortization                                50,564,903     48,474,655
                                                                              -------------  -------------

           Net property and equipment                                           66,580,949     65,308,406

  Deposits and other assets                                                      1,133,813      1,120,028
  Due from related party - trade                                                 1,414,436      1,225,000
  Other assets                                                                   3,796,900      4,043,978
                                                                              -------------  -------------

TOTAL                                                                         $123,172,383   $120,612,141
                                                                              =============  =============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable, trade                                                     $ 36,261,359   $ 33,438,962
  Accrued payroll, vacation and withholdings                                     3,438,319      3,177,933
  Accrued expenses and other current liabilities                                 2,391,214      2,343,654
  Due to affiliates - trade                                                        217,417        398,913
  Capitalized lease obligations - current portion                                5,589,569      4,892,101
  Current portion of long term debt                                              2,575,740      2,500,740
                                                                              -------------  -------------

           Total current liabilities                                            50,473,618     46,752,303

  Long-term debt - noncurrent portion                                           27,699,802     28,349,802
  Due to affiliates                                                             16,188,447     14,842,437
  Capitalized lease obligations - noncurrent portion                            14,194,454     14,945,257
  Deferred rent                                                                  5,332,704      5,056,248
                                                                              -------------  -------------

           Total liabilities                                                   113,889,025    109,946,047
                                                                              -------------  -------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Preferred stock, $50 Par, -shares authorized 500,000; none issued                     --             --
  Common stock, $0.02 par value - shares authorized 25,000,000; outstanding
       19,636,574 shares at March 2, 2003 and December 1, 2002                     392,732        392,732
  Additional paid-in capital                                                    14,136,674     14,136,674
  Retained earnings/ (deficit)                                                  (5,246,048)    (3,863,312)
                                                                              -------------  -------------

           Total stockholders' equity                                            9,283,358     10,666,094
                                                                              -------------  -------------

TOTAL                                                                         $123,172,383   $120,612,141
                                                                              =============  =============

See notes to consolidated financial statements (unaudited).

                              GRISTEDE'S FOODS, INC.
                 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE 13 WEEKS ENDED MARCH 2, 2003 AND MARCH 3, 2002



                                                        13 weeks       13 weeks
                                                          ended         ended
                                                         March 2,      March 3,
                                                           2003          2002
                                                       ------------  ------------

Sales                                                  $74,594,759   $59,790,660
Cost of sales                                           45,435,373    36,029,545
                                                       ------------  ------------

Gross profit                                            29,159,386    23,761,115

Store operating, general and administrative expenses    24,331,332    18,140,022

Pre-store opening startup costs                            235,007            --

Depreciation and amortization                            2,380,026     1,908,654

Insurance proceeds - terrorist attack                           --      (100,000)

Non-store operating expenses:

    Administrative payroll and fringes                   2,006,665     1,626,469
    General office expense                                 583,053       511,089
    Professional fees                                      105,519       124,807
    Corporate expense                                       59,108        55,174
                                                       ------------  ------------

Total non-store operating expenses                       2,754,345     2,317,539
                                                       ------------  ------------

Operating income (loss)                                   (541,324)    1,494,900
                                                       ------------  ------------

Other income (expense):

    Interest expense                                      (842,649)     (711,829)
    Interest income                                          1,237         2,914
    Other income                                                --            --
                                                       ------------  ------------

Total other income (expense) - net                        (841,412)     (708,915)
                                                       ------------  ------------

Income (loss) before income taxes                       (1,382,736)      785,985

Provision for income taxes                                      --        25,000
                                                       ------------  ------------

Net income (loss)                                      $(1,382,736)  $   760,985
                                                       ============  ============

Net income (loss) per share; basic and diluted              ($0.07)  $      0.04
                                                       ============  ============

Weighted average number of shares and
equivalents outstanding                                 19,636,574    19,636,574
                                                       ============  ============

See notes to consolidated financial statements (unaudited).

                                              GRISTEDE'S FOODS, INC.
                            UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                     FOR THE 52 WEEKS ENDED DECEMBER 1, 2002
                                     AND FOR THE 13 WEEKS ENDED MARCH 2, 2003


                                                             Additional   Retained        Total
                                        Common stock          Paid-In     earnings     Stockholders'
                                   Shares        Amount       Capital     (deficit)      Equity
                                 -----------  ------------  -----------  ------------  -----------
Balance at December 2, 2001      19,636,574   $   392,732   $14,136,674  $(2,936,905)  $11,592,501

Net loss for the 52 weeks ended
   December 1, 2002                                                         (926,407)     (926,407)
                                 -----------  ------------  -----------  ------------  -----------

Balance at December 1, 2002      19,636,574   $   392,732   $14,136,674  $(3,863,312)  $10,666,094

Net loss for the 13 weeks
   ended March 2, 2003                                                    (1,382,736)   (1,382,736)
                                 -----------  ------------  -----------  ------------  -----------

Balance at March 2, 2003         19,636,574   $   392,732   $14,136,674  $(5,246,048)  $ 9,283,358
                                 ===========  ============  ===========  ============  ===========

See notes to consolidated financial statements (unaudited).

                                       GRISTEDE'S FOODS, INC.
                          UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                      FOR THE 13 WEEKS ENDED  MARCH 2, 2003 AND MARCH 3, 2002

                                                                 13 weeks      13 weeks
                                                                  ended         ended
                                                                 March 2,      March 3,
                                                                   2003          2002
                                                               ------------  ------------
Cash flows from operating activities:

   Net income (loss)                                           $(1,382,736)  $   760,985

   Adjustments to reconcile net income (loss) to net cash
   provided by (used in) operating activities:
     Depreciation and amortization                               2,380,026     1,908,653
     Change in allowance for bad debts                              17,483        28,405
     Changes in operating assets and liabilities:
       Accounts receivable                                        (275,353)     (308,586)
       Inventories                                              (1,813,229)     (192,227)
       Due to/from related parties - trade                        (344,266)     (152,790)
       Prepaid expenses and other current assets                   752,949       605,035
       Other assets                                                (56,486)     (110,200)
       Accounts payable, trade                                   2,822,397    (3,054,371)
       Accrued payroll, vacation and withholdings                  260,385      (112,182)
       Accrued expenses and other current liabilities               47,560       (45,229)
       Deferred rent                                               276,457       180,396
                                                               ------------  ------------

         Net cash provided by (used in) operating activities     2,685,187      (492,111)
                                                               ------------  ------------

Cash flows from investing activities:
   Capital expenditures                                         (2,223,162)   (1,308,697)
                                                               ------------  ------------

         Net cash used in investing activities                  (2,223,162)   (1,308,697)
                                                               ------------  ------------

Cash flows from financing activities:
    Repayments of bank loan                                       (575,000)     (230,769)
    Proceeds from bank loans                                            --     2,900,000
    Repayment of capitalized lease obligations                  (1,192,965)     (952,321)
    Advances from affiliates                                     1,346,010       158,903
                                                               ------------  ------------

         Net cash provided by (used in) financing activities      (421,955)    1,875,813
                                                               ------------  ------------

Net increase in cash                                                40,070        75,005

Cash, begining of period                                           576,358       475,873
                                                               ------------  ------------

Cash, end of period                                            $   616,428   $   550,878
                                                               ============  ============

Supplemental disclosures of cash flow information:

    Cash paid for interest                                     $   870,628   $   916,782
    Cash paid (refunded) for taxes                             $    23,590   $   (46,481)


Supplemental schedule of non cash financing activity:
    Assets acquired under capitalized lease obligations        $ 1,139,630   $        --


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

On November 10, 1997, 29 supermarkets and a wholesale warehouse / distribution business (collectively the "Food Group") that were owned by John A. Catsimatidis, the Company's majority stockholder, Chairman of the Board and CEO were merged into the Company's existing 15 supermarkets. The transaction was accounted for as an acquisition of the Company by the Food Group pursuant to Emerging Issues Task Force 90-13 as a result of the Food Group obtaining control of the Company after the transaction. The assets and liabilities of the Food Group were recorded at their historical cost. The Company's assets and liabilities were recorded at their fair value to the extent acquired. Consideration for the transaction was based on an aggregate of $36,000,000 in market value of the Company's common stock and the assumption of $4,000,000 of liabilities. 16,504,298 shares of common stock were issued on the date of the acquisition based on a market price of $2.18 per share.

The Company operates 41 supermarkets and three free-standing pharmacies in Manhattan, New York, three supermarkets in Westchester County, New York, one supermarket in each of Brooklyn, New York, Bronx, New York and Long Island, New York. All of the supermarkets and pharmacies are leased and operated under the "Gristede's" banner.

The Company also owns City Produce Operating Corp., a company which operates a warehouse and distribution facility primarily for fresh produce on leased premises in the Bronx, New York.

Basis of presentation - The unaudited consolidated financial statements included
---------------------
herein have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP") for interim financial information and in accordance with the rules and regulations of the Securities and Exchange Commission ("SEC"). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The consolidated financial statements included herein should be read in conjunction with the consolidated financial statements and footnotes thereto included within the Annual Report on Form 10-K for the fiscal year ended December 1, 2002.

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

Inventories  -  Store inventories are valued principally at the lower of cost or
-----------
market  with cost determined under the retail first in, first out (FIFO) method.

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

Accrued  Self-Insurance  -  Insurance  expense  for employee-related health care
-----------------------
benefits  are  estimated  using  historical  experience.

Deferred  Income  -  Rebates  received  from  vendors  that  are based on future
----------------
purchases are initially deferred and are recognized as a reduction of cost of goods sold when the related inventory is purchased. Rebates not tied directly to purchases are recognized as a reduction of cost of goods sold on a straight-line basis over the related contract term.

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


2.  RELATED  PARTY  TRANSACTIONS

Under a management agreement dated November 10, 1997, Namdor Inc., one of the Company's subsidiaries, performs consulting and managerial services for a supermarket owned by a corporation controlled by John A. Catsimatidis. In consideration of such services, Namdor Inc. is entitled to receive, on a quarterly basis, a cash payment of one and one-quarter percent (1.25%) of all sales of inventory and merchandise made by the managed supermarket.

The Company leases the following locations from affiliates: a portion of its warehouse and distribution facility comprising 25,000 square feet, its office facilities and nine store locations (one of which commenced operations in the second fiscal quarter). During the 13 weeks ended March 2, 2003 the Company paid $761,895 to these affiliates for rent and real estate taxes under such leases. The leases are triple net whereby the tenant pays all real estate taxes, insurance and maintenance.

Certain of the Company's supermarkets have entered into capital and operating leases with Red Apple Lease Corp. (formerly Red Apple Leasing, Inc.). These leases are primarily for store operating equipment. Obligations under these leases at March 2, 2003 were $3,257,934. These leases require that monthly payments of $76,790 be made to Red Apple Lease Corp. through March 2007.

Certain stores have entered into capital and operating leases with an affiliate, United Acquisition Leasing Corp., a company wholly owned by John Catsimatidis. Such leases are primarily for store operating equipment. Obligations under these leases at March 2, 2003 were $5,019,965. These leases require that monthly payments of $116,078 be made to United Acquisition Leasing Corp. with various expirations through February 2008.

Amounts due to affiliates, primarily United Acquisition Corp., a corporation wholly owned by John A. Catsimatidis, represent liabilities in connection with the 1997 merger and additional advances made to the Company by United Acquisition Corp. since the merger. United Acquisition Corp. has agreed not to demand payment of these liabilities in fiscal 2003. Accordingly, the liability has been classified as noncurrent. As part of post-closing adjustments in connection with the 1997 merger, approximately $3,600,000 that is due from certain of the Company's affiliates has been offset against the amounts due to United Acquisition Corp. The net amount due to affiliates at March 2, 2003 was $16,188,447, $15,600,000 of which was subordinated to the Company's banks. The liability presently does not bear interest. However, the Company's credit agreement with its banks permits the Company to pay interest on such subordinated debt provided the Company has a positive net income.

In October 2002, an affiliate of the Company acquired the fixtures, leasehold improvements and store leases of three stores from the Great Atlantic & Pacific Tea Company for a total purchase price of $5,500,000. The affiliate has leased the acquired assets to the Company. Such stores had been closed for more than six months prior to the transaction. Obligations under these capital leases at March 2, 2003 were $4,907,255 and require monthly payments of $79,156 through February 2008 and a balloon payment of $1,629,156 at such time.

Due from related parties - trade, represents amounts due from affiliated companies for merchandise shipped from the Company's subsidiary City Produce Operating Corp. in the ordinary course of business and for which payments are made to such subsidiary on a continuous basis under extended terms, as well as management fees receivable for administrative and managerial services performed for the affiliated companies by the Company. During the 13 weeks ended March 2, 2003 and March 3, 2002, merchandise sales to affiliates were approximately $163,000 and $314,000, respectively. Of the total trade receivable due from an affiliate, $1,414,436 has been classified as non-current on the balance sheet due to the extended payment terms granted.

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

The Company uses the services of an affiliate Red Apple Medical, a corporation wholly-owned by John Catsimatidis, as an agent for self-insurance purposes. All employee medical claims are submitted to a third party administrator who processes claims to be remitted through a controlled account. Such amounts are reimbursed by the Company to the agent. No fees have been paid to this entity for the fiscal years 2002 or 2003 to date.


3.  LITIGATION

In re: Red Apple Supermarkets, Inc., Gristede's Supermarkets, Inc., Supermarket Acquisition Corp., and Gristede's Sloan's Inc., Plaintiffs, against Rite Aid
Corporation  and  Rite  Aid  of  New  York,  Inc.,  Defendants

The Company settled this litigation in March 2003, whereby Rite Aid returned a store to the Company at 113-119 Fourth Avenue, Manhattan, New York City, which was previously operated by an affiliate of the Company, in settlement of the litigation.

The Company purchased Rite Aid's prescription records and inventory for this location. In addition, the Company paid a nominal fee for Rite Aid's furniture and equipment and the Company has the benefit of Rite Aid's leasehold improvements at the store at no additional cost. The Company believes that the fair market value of the acquired store lease and leasehold improvements to be in excess of the settlement sum due from Rite Aid recorded on the Company's books.


4. COSTS RELATING TO THE KINGS ACQUISITION

The Company has incurred costs in an effort to acquire Kings Supermarkets, Inc., a chain of 29 stores, mainly located in Northern New Jersey. The Company intends to continue such efforts to acquire this company. No assurance can be given that this acquisition will be consummated. In connection with the proposed acquisition and related financing, the Company incurred certain costs (principally professional fees) in the amount of $1,153,380 (included in other assets on the accompanying balance sheet). $708,175 of such costs are reimbursable to the Company by its affiliate United Acquisition Corp. The deferred costs will be allocated to the purchase price and financing upon completion of the transaction. Should the transaction be unsuccessful, the deferred costs will be charged to operations. Any costs reimbursed by the affiliate will be reflected as a capital contribution.

                     GRISTEDE'S FOODS, INC. AND SUBSIDIARIES

PART  I

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE QUARTERS ENDED MARCH 2, 2003 AND MARCH 3, 2002


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

Deferred  Income
----------------
Rebates received from vendors that are based on future purchases are initially deferred and are recognized as a reduction of cost of goods sold when the related inventory is purchased. Rebates not tied directly to purchases are recognized as a reduction of cost of goods sold on a straight-line basis over the related contract term.

RESULTS  OF  OPERATIONS
-----------------------

The following table sets forth, as a percentage of sales, components of our Results of Operations:

                                       13 weeks  13 weeks
                                        ended     ended
                                        3/2/03    3/3/02
                                       --------  --------
Sales                                     100.0     100.0
Cost of sales                              60.9      60.3
                                       --------  --------

Gross profit                               39.1      39.7
Store operating, general and
    administrative expenses                32.6      30.3
Pre-store opening startup costs             0.3       0.0
Depreciation and amortization               3.2       3.2
Insurance and grant proceeds                0.0      -0.2
Non-store operating expense                 3.7       3.9
                                       --------  --------

Operating income (loss)                    -0.7       2.5
Other income (expense)                     -1.2      -1.2
                                       --------  --------

Income (loss) from operations before
   income taxes                            -1.9       1.3
Provisions for income taxes                 0.0       0.0
                                       --------  --------

Net income (loss)                          -1.9       1.3
                                       --------  --------

Sales were $74,594,759 for the 13 weeks ended March 2, 2003, a 24.8% increase over sales of $59,790,660 for the 13 weeks ended March 3, 2002.

Same store sales were slightly ahead for the 13 weeks ended March 2, 2003, as compared to the 13 weeks ended March 3, 2002. Same store sales are calculated using stores that were open for business both in the current period and in the same period last year.

Gross profit was $29,159,386 or 39.1% of sales for the 13 weeks ended March 2, 2003 as compared to $23,761,115 or 39.7% of sales for the 13 weeks ended March 3, 2002. The decrease in gross profit as a percentage of sales during the 2003 year to date period was primarily due to new stores opened during the latter part of 2002 and in 2003, which have promotional pricing.

The Company expects its recent store expansion, and the remodeled store opened in the current second quarter to also impact results for the remaining quarters of fiscal 2003.

Store operating, general and administrative expenses were $24,331,332 or 32.6% of sales for the 13 weeks ended March 2, 2003 as compared to $18,140,022 or 30.3% of sales for the 13 weeks ended March 3, 2002. Store operating, general and administrative expenses increased as a percentage of sales during the 2003 period mainly due to higher labor costs resulting from the new and remodeled stores which opened or re-opened since the 2002 period.

Pre-store opening startup costs were $235,007 for the 13 weeks ended March 2, 2003 as compared to $0 for the 13 weeks ended March 3, 2002. Two new stores were opened during the 13 weeks ended March 2, 2003 and the Company prepared for a new store which opened after the end of the first quarter, compared to no new or remodeled stores opened or re-opened during the 13 weeks ended March 3, 2002.

Non-store operating expenses were $2,754,345 or 3.7% of sales for the 13 weeks ended March 2, 2003 as compared with $2,317,539 or 3.9% of sales for the 13 weeks ended March 3, 2002. Administrative payroll and fringes were 2.7% of sales for both the 13 weeks ended March 2, 2003 and the 13 weeks ended March 3, 2002, respectively. General office expenses were 0.8% of sales for both the 13 weeks ended March 2, 2003 and the 13 weeks ended March 3, 2002, respectively. Professional fees were 0.1% of sales for the 13 weeks ended March 2, 2003 as compared to 0.2% of sales for the 13 weeks ended March 3, 2002. Corporate expenses were 0.1% of sales for each of the 13 weeks ended March 2, 2003 and for the 13 weeks ended March 3, 2002.

Depreciation and amortization expense was $2,380,026 or 3.2% of sales for the 13 weeks ended March 2, 2003 as compared to $1,908,654 or 3.2% of sales for the 13 weeks ended March 3, 2002. The increase in depreciation and amortization expense was primarily the result of significant capital expenditures incurred in connection with our store remodeling and expansion program.

Interest expense was $842,649 or 1.1% of sales for the 13 weeks ended March 2, 2003 as compared to $711,829 or 1.2% of sales for the 13 weeks ended March 3, 2002. The increases in the 2003 period was primarily attributable to increased borrowings under the bank line and capital leases for equipment financing, partially offset by lower interest rates.

As a result of the items reviewed above, net income (loss) before provision for income taxes were ($1,382,736) and for the 13 weeks ended March 2, 2003 as compared to $760,985 for the 13 weeks ended March 3, 2002.


LIQUIDITY  AND  CAPITAL  RESOURCES

Liquidity:
----------

     Our consolidated financial statements indicate that at March 2, 2003 current liabilities exceed current assets by $227,333 and stockholders' equity was $9,283,358. Management believes that cash flows generated from operations, supplemented by financing from its bank facility, third party leasing companies and/or additional financing from the Company's majority shareholder, will be sufficient to pay the Company's debts as they may come due, provide for its capital expenditure program and meet its other cash requirements.


Debt  and  Debt  Service:
-------------------------

     Effective October 2001, our credit agreement with a group of banks was amended and increased to an aggregate total of $32,500,000, consisting of a $15,500,000 term loan and a $17,000,000 revolving line of credit. As of March 2, 2003, our credit facility, as amended, provides for (i) a maturity date of November 28, 2004 for the revolving line of credit, and December 3, 2006 for the term loan, at which time all amounts outstanding thereunder are due, (ii) certain financial covenants, and (iii) amortization of the term loan in monthly amortizations totaling $2,000,000, $2,300,000, $2,600,000, $2,900,000 and
$3,200,000, respectively, in each year during its term, and a $2,500,000 balloon payment at maturity.

     Borrowings under our credit facility bear interest at a spread over either the prime rate of the bank acting as agent for the group of banks or a LIBOR rate, with the spread dependent on the ratio of our funded debt to EBITDA ratio, as defined in our credit facility. The average interest rate on amounts outstanding under our credit facility during the quarter ended March 2, 2003 was 4.98% per annum.

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

     The Company's majority shareholder, through affiliates, has contributed $16,188,447 through March 2, 2003, in the form of unsecured non-interest bearing loans, of which $15,600,000 is subordinated to the Company's banks. The liability presently does not bear interest. However, the Company's credit agreement with its banks permits the Company to pay interest on such subordinated debt provided the Company has a positive net income.

     The Company has available affiliate leasing lines of credit sufficient to lease finance equipment for its ongoing store remodeling and expansion program.

Capital  Expenditures:
----------------------

     Capital expenditures were $3.4 million for the 13 weeks ended March 2, 2003, including property acquired under capital leases, as compared to $1.3 million for the 13 weeks ended March 3, 2002.

     We have not incurred any material commitments for capital expenditures, although we anticipate spending approximately $8 million to $10 million inclusive of new capital leases on our store remodeling and expansion program in fiscal 2003. Such amount is subject to adjustment based on the availability of funds.

Cash  Flow:
-----------

     Cash provided by (used in) operating activities amounted to $2,685,187 for the 13 weeks ended March 2, 2003 as compared to $(492,111) for the 13 weeks ended March 3, 2002. The change in cash flow from operating activities was primarily due to increasing accounts payable to support an increase of inventory, primariliy due to new stores opened in the quarter. Net cash used for investing activities was $2,223,162 in 2003 as compared to $1,308,697 in 2002. Cash provided by (used in) financing activities was $(421,956) for the 13 weeks ended March 2, 2003 as compared to $1,875,813 for the 13 weeks ended March 3, 2002 reflecting the bank financing drawn upon in 2002 and the additional proceeds provided by an affiliate of the Company, offset by repayments of bank loans and capital leases.

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

In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 develops an accounting model, based upon the framework established in SFAS No. 121, for long-lived assets to be disposed by sales. The accounting model applies to all long-lived assets, including discontinued operations, and it replaces the provisions of ABP Opinion No. 30, "Reporting Results of Operations-Reporting the Effects of Disposal of a Segment of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for disposal of segments of a business. SFAS No. 144 requires long-lived assets held for disposal to be measured at the lower of carrying amount or fair values less costs to sell, whether reported in continuing operations or in discontinued operations. The statement is effective for fiscal years beginning after December 15, 2001. The Company adopted this standard in the first quarter of fiscal 2003 with no material effect on the financial statements of the Company.

In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and replaces EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. SFAS No. 146 also establishes that fair value is the objective for initial measurement of the liability. The statement is effective for exit or disposal activities initiated after December 31, 2002. The Company adopted this standard in the first quarter of fiscal 2003 with no material effect on the financial statements of the Company.

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

Forward-looking  information:
-----------------------------

    This report and documents incorporated by reference contain both historical and "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as "anticipates", "believes",
  "expects", "intends", "future", and similar expressions identify forward-looking statements. Any such "forward-looking" statements in this report reflect the Company's current views with respect to future events and financial performance, and are subject to a variety of factors that could cause the actual results or performance to differ materially from historical results or from the anticipated results or performance expressed or implied by such forward-looking statements. Because of such factors, there can be no assurance that the actual results or developments anticipated by the Company will be realized or, even if substantially realized, that they will have the anticipated results. The risks and uncertainties that may affect the Company's business include, but are not limited to: economic conditions, governmental regulations, technological advances, pricing and competition, acceptance by the marketplace of new products, retention of key personnel, the sufficiency of financial resources to sustain and expand the Company's operations, and other factors described in this report and in prior filings with the

  Securities and Exchange Commission. Readers should not place undue reliance on such forward-looking statements, which speak only as of the date hereof, and should be aware that except as may be otherwise legally required of the Company, the Company undertakes no obligation to publicly revise any such forward-looking statements to reflect events or circumstances that may arise after the date hereof. A more detailed description of some of the risk factors is set forth in the Company's Annual Report on Form 10-K, dated December 1, 2002.

ITEM  3.     QUANTITATIVE  AND  QUALITATIVE  DISCLOSURES  ABOUT  MARKET  RISK.

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

ITEM  4.           CONTROLS  AND  PROCEDURES

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

                     GRISTEDE'S FOODS INC. AND SUBSIDIARIES


                           PART II - OTHER INFORMATION


ITEM  1.     LEGAL  PROCEEDINGS
             ------------------

     In re: Red Apple Supermarkets, Inc., Gristede's Supermarkets, Inc., Supermarket Acquisition Corp., and Gristede's Sloan's Inc., Plaintiffs, against Rite Aid Corporation and Rite Aid of New York, Inc., Defendants

The Company settled this litigation in March 2003, whereby Rite Aid returned a store to the Company at 113-119 Fourth Avenue, Manhattan, New York City, which was previously operated by an affiliate of the Company, in settlement of the litigation.

The Company purchased Rite Aid's prescription records and inventory for this location. In addition, the Company paid a nominal fee for Rite Aid's furniture and equipment and the Company has the benefit of Rite Aid's leasehold improvements at the store at no additional cost. The Company believes that the fair market value of the acquired store lease and leasehold improvements to be in excess of the settlement sum due from Rite Aid recorded on the Company's books.

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

ITEM  5.     OTHER  INFORMATION
             ------------------

             None.

ITEM  6.     EXHIBITS  AND  REPORTS  ON  FORM  8-K
             -------------------------------------

     (a)  Exhibits
     Number    Description
     ------    -----------
     *99.1     Certification  pursuant to 18 U.S.C. Section 1350, as adapted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*    Filed herewith.

     (b) There were no Current Reports on Form 8-K filed during the 13 weeks ended March 2, 2003.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 Gristede's  Foods,  Inc.

                         By:     /s/  John  A.  Catsimatidis
                                 ---------------------------

                                 John  A.  Catsimatidis
                                 Chairman  of  the  Board  and
                                 Chief  Executive  Officer


Dated:  April  21,  2003



                         By:     /s/  Gary  Pokrassa
                                 -------------------

                                 Gary  Pokrassa
                                 Chief  Financial  Officer


Dated:  April  21,  2003

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


/s/ John A. Catsimatidis

Date:   April 21, 2003
Title:  Chief Executive Officer

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

/s/ Gary Pokrassa

Date: April 21, 2003
Title:     Chief Financial Officer