Form 10-Q
period 2003-06-01
GRISTEDES FOODS INC
filed 2003-07-16
CIK 28325

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 1, 2003

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For  the  transition  period  from . . . . .  to  . . . . .

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


At July 15, 2003, registrant had issued and outstanding 19,636,574 shares of common stock.

                     GRISTEDE'S FOODS, INC. AND SUBSIDIARIES



PART  I  -  FINANCIAL  INFORMATION

   ITEM 1.   FINANCIAL  STATEMENTS


          Consolidated Balance Sheets as of
               June 1, 2003 and December 1, 2002                      Page 3

          Consolidated Statements of Operations for
               the 13 weeks and the 26 weeks ended
               June 1, 2003 and June 2, 2002                          Page 4

          Consolidated Statements of Stockholders'
               Equity for the 52 weeks ended
               December 1, 2002 and the
               26 weeks ended June 1, 2003                            Page 5

          Consolidated Statements of Cash Flows for
               the 13 weeks and the 26 weeks ended
               June 1, 2003 and June 2, 2002                          Page 6

          Notes to Consolidated Financial Statements                  Page 7


   ITEM  2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
             AND RESULTS OF OPERATIONS                               Page 13

   ITEM  3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
             MARKET RISK                                             Page 18

   ITEM  4.  CONTROLS  AND  PROCEDURES                               Page 18


PART II - OTHER  INFORMATION                                         Page 20

ITEM  1
FINANCIAL  STATEMENTS

                                          GRISTEDE'S FOODS, INC.
                                       CONSOLIDATED BALANCE SHEETS


                                                                                (Unaudited)
                                                                                  June 1,      December 1,
ASSETS                                                                             2003           2002
                                                                               -------------  -------------
CURRENT ASSETS:
    Cash                                                                       $    669,496   $    576,358
    Accounts receivable - net of allowance for doubtful accounts
       of $516,000 at June 1, 2003 and $481,000 at December 1, 2002               6,923,036      7,659,552
    Inventories                                                                  41,541,412     37,601,170
    Due from related parties - trade                                                225,000        251,665
    Prepaid expenses and other current assets                                     1,760,654      2,825,984
                                                                               -------------  -------------

          Total current assets                                                   51,119,598     48,914,729
                                                                               -------------  -------------

PROPERTY AND EQUIPMENT:
    Furniture, fixtures and equipment                                            21,105,043     20,159,016
    Capitalized equipment leases                                                 36,243,911     34,300,805
    Leaseholds and leasehold improvements                                        62,504,955     59,323,240
                                                                               -------------  -------------
                                                                                119,853,909    113,783,061
    Less accumulated depreciation and amortization                               52,382,515     48,474,655
                                                                               -------------  -------------

          Net property and equipment                                             67,471,394     65,308,406
                                                                               -------------  -------------

    Deposits and other assets                                                     1,110,488      1,120,028
    Due from related party - trade                                                1,414,436      1,225,000
    Other assets                                                                  3,990,860      4,043,978
                                                                               -------------  -------------

TOTAL                                                                          $125,106,776   $120,612,141
                                                                               =============  =============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
    Accounts payable, trade                                                    $ 36,336,654   $ 33,438,962
    Accrued payroll, vacation and withholdings                                    2,657,542      3,177,933
    Accrued expenses and other current liabilities                                2,135,234      2,343,654
    Due to affiliates - trade                                                       415,585        398,913
    Capitalized lease obligations - current portion                               5,628,372      4,892,101
    Current portion of long term debt                                             2,650,740      2,500,740
                                                                               -------------  -------------

          Total current liabilities                                              49,824,127     46,752,303

    Long-term debt - noncurrent portion                                          27,049,803     28,349,802
    Due to affiliates                                                            19,948,931     14,842,437
    Capitalized lease obligations - noncurrent portion                           14,305,905     14,945,257
    Deferred rent                                                                 5,609,161      5,056,248
                                                                               -------------  -------------

          Total liabilities                                                     116,737,927    109,946,047
                                                                               -------------  -------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
    Preferred stock, $50 Par, -shares authorized 500,000; none issued                    --             --
    Common stock, $0.02 par value - shares authorized 25,000,000; outstanding
       19,636,574 shares at June 1, 2003 and December 1, 2002                       392,732        392,732
    Additional paid-in capital                                                   14,136,674     14,136,674
    Retained deficit                                                             (6,160,557)    (3,863,312)
                                                                               -------------  -------------

          Total stockholders' equity                                              8,368,849     10,666,094
                                                                               -------------  -------------

TOTAL                                                                          $125,106,776   $120,612,141
                                                                               =============  =============

See notes to consolidated financial statements (unaudited).

                                               GRISTEDE'S FOODS, INC.
                                   UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
                          FOR THE 26 WEEKS AND 13 WEEKS ENDED JUNE 1, 2003 AND JUNE 2, 2002



                                                            26 weeks       13 weeks      26 weeks        13 weeks
                                                             ended          ended         ended           ended
                                                             June 1,        June 1,       June 2,        June 2,
                                                              2003           2003          2002           2002
                                                          =============  ============  =============  ============

Sales                                                     $145,586,712   $70,991,953   $121,669,727   $61,879,067
Cost of sales                                               87,492,327    42,047,905     73,000,752    36,971,207
                                                          -------------  ------------  -------------  ------------

Gross profit                                                58,094,385    28,944,048     48,668,975    24,907,860

Store operating, general and administrative expenses        48,386,141    24,065,494     37,646,244    19,506,222

Pre-store opening startup costs and store closing costs        495,633       260,626        130,041       130,041

Depreciation and amortization                                4,759,168     2,379,142      3,869,590     1,960,937

Insurance proceeds                                            (500,000)     (500,000)      (100,000)           --

Non-store operating expenses:

    Administrative payroll and fringes                       4,047,510     2,040,846      3,323,397     1,696,928
    General office expense                                   1,176,879       590,436      1,033,734       522,645
    Professional fees                                          296,191       190,673        266,536       141,729
    Corporate expense                                          122,021        62,912        105,515        50,341
                                                          -------------  ------------  -------------  ------------

Total non-store operating expenses                           5,642,601     2,884,867      4,729,182     2,411,643
                                                          -------------  ------------  -------------  ------------

Operating income (loss)                                       (689,158)     (146,081)     2,393,918       899,017
                                                          -------------  ------------  -------------  ------------

Other income (expense):

    Interest expense                                        (1,610,435)     (767,786)    (1,406,154)     (694,325)
    Interest income                                              2,348         1,111          3,744           830
    Other income                                                    --            --             --            --
                                                          -------------  ------------  -------------  ------------

Total other income (expense) - net                          (1,608,087)     (766,675)    (1,402,410)     (693,495)
                                                          -------------  ------------  -------------  ------------

Income (loss) before income taxes                           (2,297,245)     (912,756)       991,508       205,522

Provision for income taxes                                          --            --         25,000            --
                                                          -------------  ------------  -------------  ------------

Net income (loss)                                         $ (2,297,245)  $  (912,756)  $    966,508   $   205,522
                                                          =============  ============  =============  ============

Income (loss) per share, basic and diluted                      ($0.12)       ($0.05)  $       0.05   $      0.01
                                                          =============  ============  =============  ============

Weighted average number of shares and
equivalents outstanding                                     19,636,574    19,636,574     19,636,574    19,636,574
                                                          =============  ============  =============  ============

See notes to consolidated financial statements (unaudited).

                                              GRISTEDE'S FOODS, INC.
                             UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                      FOR THE 52 WEEKS ENDED DECEMBER 1, 2002
                                      AND FOR THE 26 WEEKS ENDED JUNE 1, 2003



                                                       Additional    Retained         Total
                                      Common stock       Paid-In     earnings     Stockholders'
                                   Shares     Amount     Capital     (deficit)       Equity
                                 ----------  --------  -----------  ------------  ------------
Balance at December 2, 2001      19,636,574  $392,732  $14,136,674  $(2,936,905)  $11,592,501

Net loss for the 52 weeks ended
   December 1, 2002                      --        --           --     (926,407)     (926,407)

                                 ----------  --------  -----------  ------------  ------------

Balance at December 1, 2002      19,636,574  $392,732  $14,136,674  $(3,863,312)  $10,666,094

Net loss for the 26 weeks
   ended June 1, 2003                    --        --           --   (2,297,245)   (2,297,245)
                                 ----------  --------  -----------  ------------  ------------

Balance at June 1, 2003          19,636,574  $392,732  $14,136,674  $(6,160,557)  $ 8,368,849
                                 ==========  ========  ===========  ============  ============


See notes to consolidated financial statements (unaudited).

                                     GRISTEDE'S FOODS, INC.
                        UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                  FOR THE TWENTY SIX WEEKS ENDED JUNE 1, 2003 AND JUNE 2, 2002



                                                                 26 weeks       26 weeks
                                                                  ended          ended
                                                                  June 1,       June 2,
                                                                   2003          2002
                                                               ============  ============
Cash flows from operating activities:

   Net income (loss)                                           $(2,297,245)  $   966,508

   Adjustments to reconcile net income (loss) to net cash provided by operating activities:

     Depreciation and amortization                               4,759,168     3,869,590
     Change in allowance for bad debts                              35,168        36,000
     Changes in operating assets and liabilities:

       Accounts receivable                                         701,349      (196,515)
       Inventory                                                (3,940,243)   (1,576,885)
       Due from related parties - trade                           (162,771)     (256,225)
       Prepaid expenses and other current assets                 1,065,330       786,381
       Other assets                                               (505,192)     (295,530)
       Accounts payable, trade                                   2,897,692      (326,484)
       Accrued payroll, vacation and withholdings                 (520,392)       77,460
       Accrued expenses and other current liabilities             (208,419)     (805,285)
       Due to related parties - trade                               16,673       297,599
       Deferred rent                                               552,914       360,791
       Current and other assets acquired via capital lease         700,000             -
                                                               ------------  ------------

         Net cash provided by operating activities               3,094,032     2,937,405
                                                               ------------  ------------

Cash flows from investing activities:
   Capital expenditures                                         (4,413,649)   (2,562,528)
                                                               ------------  ------------

         Net cash used in investing activities                  (4,413,649)   (2,562,528)
                                                               ------------  ------------

Cash flows from financing activities:

    Repayments of bank loan                                     (1,149,999)     (461,538)
    Proceeds from bank loans                                            --     2,900,000
    Repayment of capitalized lease obligations                  (2,543,739)   (1,934,735)
    Advances from (repayments to) affiliates                     5,106,493      (816,963)
                                                               ------------  ------------

         Net cash provided by (used in) financing activities     1,412,755      (313,236)
                                                               ------------  ------------

Net increase in cash                                                93,138        61,641

Cash, begining of period                                           576,358       475,873
                                                               ------------  ------------

Cash, end of period                                            $   669,496   $   537,514
                                                               ============  ============

Supplemental disclosures of cash flow information:

    Cash paid for interest                                     $ 1,734,300   $ 1,613,271
    Cash paid (refunded) for taxes                             $    23,590   $   (83,198)


Supplemental schedule of non cash financing activity:
    Assets acquired under capitalized lease obligations        $ 2,640,659   $ 3,598,845


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

The Company operates a total of 49 stores; 40 supermarkets and three free-standing pharmacies in Manhattan, New York, three supermarkets in Westchester County, New York, and one supermarket in each of Brooklyn, New York, Bronx, New York and Long Island, New York. All of the supermarkets and pharmacies are leased and operated under the "Gristede's" banner.

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

Income(loss)per  share - Per share data are based on the weighted average number
----------------------
of shares of common stock and equivalents outstanding during each quarter. Income (loss) per share is computed by the treasury stock method; basic and diluted income per share are the same.

The Company's Annual Report on Form 10-K for the 52 week period ended December 1, 2002 contains information which should be read in conjunction herewith.

2.  RELATED  PARTY  TRANSACTIONS

Under a management agreement dated November 10, 1997, Namdor Inc., one of the Company's subsidiaries, performs consulting and managerial services for a supermarket owned by a corporation controlled by John A. Catsimatidis. In consideration of such services, Namdor Inc. is entitled to receive, on a quarterly basis, a cash payment of one and one-quarter percent (1.25%) of all sales of inventory and merchandise made at, in or from the managed supermarket. For the 13 weeks and the 26 weeks ended June 1, 2003, there were no amounts for such services included in income.


The Company leases the following locations from affiliates: a portion of its warehouse and distribution facility comprising 25,000 square feet, its office facilities and ten store locations (two of which commenced operations in the second fiscal quarter). During the 13 weeks and the 26 weeks ended June 1, 2003 the Company paid $786,895 and $1,548,790 respectively, to these affiliates for rent and real estate taxes under such leases. The leases are triple net whereby the tenant pays all real estate taxes, insurance and maintenance.


Certain of the Company's supermarkets have entered into capital and operating leases with an affiliate, Red Apple Lease Corporation, a corporation wholly owned by John A. Catsimatidis. These leases are primarily for store operating equipment. Obligations under these leases at June 1, 2003 were $3,075,564. These leases require that monthly payments of $76,790 be made to Red Apple Lease Corporation through March 2007.


Certain of the Company's supermarkets have entered into capital leases with United Acquisition Leasing Corp., a company wholly owned by John A. Catsimatidis. These leases are primarily for store equipment. Obligations under these leases at June 1, 2003 were $6,287,030. These leases require that monthly payments of $130,389 be made to United Acquisition Leasing Corp. with various expirations through February 2008.


Amounts due to United Acquisition Corp., a corporation wholly owned by John A. Catsimatidis represent liabilities in connection with the 1997 merger and additional advances made to the Company by United Acquisition Corp. since the merger. United Acquisition Corp. has agreed not to demand payment of these liabilities in the next year. Accordingly, the liability has been classified as noncurrent. As part of post-closing adjustments in connection with the 1997 merger, approximately $3,600,000 that is due from certain of the Company's affiliates has been offset against the amounts due to United Acquisition Corp. The net amount due to affiliates at June 1, 2003 was $19,948,931, $16,800,000 of which was subordinated to the Company's banks. The liability presently does not bear interest. However, the Company's credit agreement with its banks permits the Company to pay interest on such subordinated debt provided the Company has a positive net income.

In October 2002, the Company and an affiliate of the Company acquired the fixtures, leasehold improvements and store leases of three stores from the Great Atlantic & Pacific Tea Company for a total purchase price of $5,500,000. The affiliate has leased the acquired assets to the Company. The affiliate has leased the assets acquired by it to the Company. Such stores had been closed for more than six months prior to the transaction. Obligations under these capital leases at June 1, 2003 were $4,763,956 and require monthly payments of $79,156 through February 2008 and a balloon payment of $1,629,156 at such time.


In addition, in connection with the foregoing, Gristedes NY LLC received a term loan of $5,000,000 from Commerce Bank, N.A., which loan is guaranteed by Gristedes Foods NY Inc., Namdor Inc. and City Produce Operating Corp. and secured by a pledge of all of the capital stock of Gristedes Foods NY, Inc.


Due from related parties - trade, represents amounts due from affiliated companies for merchandise shipped from the Company's subsidiary City Produce Operating Corp. in the ordinary course of business and for which payments are made to such subsidiary on a continuous basis under extended terms, as well as management fees receivable for administrative and managerial services performed for the affiliated companies by the Company. During the 26 weeks ended June 1, 2003, merchandise sales to affiliates were approximately $163,000. There were no sales to affiliates in the 13 weeks ended June 1, 2003. Of the total trade receivable due from an affiliate, $1,414,436 has been classified as non-current on the balance sheet due to the extended payment terms granted.

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

3.  LITIGATION

No substantive changes from the preceding quarter.



4.  COSTS  RELATING  TO  THE  KINGS  ACQUISITION

The Company has incurred costs in an effort to acquire Kings Super Markets, Inc., a chain of 27 stores, mainly located in Northern New Jersey. The Company intends to continue such efforts to acquire this company. No assurance can be given that this acquisition will be consummated. In connection with the proposed acquisition and related financing, the Company incurred certain costs (principally professional fees) in the amount of $1,218,380 (included in other assets on the accompanying balance sheet). Approximately $750,000 of such costs are reimbursable to the Company by its affiliate United Acquisition Corp. The deferred costs will be allocated to the purchase price and financing upon completion of the transaction. Should the transaction be unsuccessful, the deferred costs will be charged to operations. Any costs reimbursed by the affiliate will be reflected as a capital contribution.

5.  RECENT  ACCOUNTING  PRONOUNCEMENTS

In July 2001, the FASB issued Statement of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS 141") and Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 141 eliminates the pooling-of-interests method of accounting for business combinations initiated after June 30, 2001 and modifies the application of the purchase accounting method effective for transactions that are completed after June 30, 2001. SFAS 142 eliminates the requirement to amortize goodwill and intangible assets having indefinite useful lives but requires that they be assessed at least annually for impairment. Intangible assets that have finite lives will continue to be amortized over their useful lives. The adoption of SFAS 141 and 142 did not have a material effect on the Company's financial position or operations.

In October 2001, the FASB issued Statement of Financial Accounting Standards 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). SFAS No. 144 addresses the accounting and reporting for the impairment or disposal of long-lived assets. The statement provides a single accounting model for long-lived assets to be disposed of. New criteria must be met to classify the asset as an asset held-for-sale. This statement also focuses on reporting the effects of a disposal of a segment of business. This statement is effective for fiscal years beginning after December 15, 2001. The Company adopted SFAS 144 as of December 2, 2002, and the adoption did not have a material impact on the Company's financial position or results of operations.

In April 2002, Statement of Financial Accounting Standards, No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections" ("SFAS 145") was issued. SFAS 145 rescinds SFAS 4 and 64, which required gains and losses from extinguishment of debt to be classified as extraordinary items. SFAS also rescinds SFAS 44 since the provisions of the Motor Carrier Act of 1980 are complete. SFAS 145 also amends SFAS 13 eliminating inconsistencies in certain sale-leaseback transactions. The provisions of SFAS 145 are effective for fiscal years beginning after May 15, 2002. Any gain or loss on extinguishment of debt that was classified as an extraordinary item in prior periods presented shall be reclassified to interest expense. The adoption of SFAS 145 did not have a material effect on the Company's financial position or results of operations.

Statement of Financial Accounting Standards, No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146"), was issued in July 2002. SFAS 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. SFAS 146 supercedes EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain

Costs Incurred in a Restructuring)." SFAS 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. This pronouncement did not have a material effect on the Company's financial position or results of operations.

On December 31, 2002, the FASB issued Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation -Transition and Disclosure" ("SFAS 148"). This standard amends SFAS No. 123, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require more frequent and prominent disclosures in financial statements of the effects of stock-based compensation. The transition guidance and annual disclosure provisions of SFAS 148 are effective for fiscal years ending after December 15, 2002. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. SFAS 148 did not have a material impact on the Company's results of operations, financial position or cash flows, and the Company has adopted the disclosure provisions of SFAS 148 as of March 3, 2003, as required.

In November 2002, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others ("FIN 45"). FIN 45 requires the recognition of a liability for certain guarantee obligations issued or modified after December 31, 2002. It also clarifies disclosure requirements to be made by a guarantor for certain guarantees. The disclosure provisions of FIN 45 are effective for fiscal years ending after December 15, 2002. FIN 45 did not have a material impact on the Company's results of operations, financial position or cash flows, and the Company has adopted the disclosure provisions of FIN 45 as of December 2, 2002.

On January 17, 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"). FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. The Company has not yet evaluated whether FIN 46 will have an impact on the Company's results of operations, financial position or cash flows.

In February 2003, the Emerging Issues Task Force ("EITF") addressed EITF Statement No. 02-16 ("EITF 02-16"), "Accounting by a Reseller for Cash Consideration Received From a Vendor." EITF 02-16 provides accounting guidance on how a reseller should characterize consideration given by a vendor and when to recognize and how to measure that consideration in its income statement. EITF 02-16 is effective for all agreements entered into after December 31, 2002. The Company has evaluated the provisions of EITF 02-16 and determined that this statement did not have a material effect on its consolidated financial statements.

In April 2003, the FASB issued SFAS 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" ("SFAS 149"). SFAS 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS
133. The new guidance amends SFAS 133 for decisions made: (a) as part of the Derivatives Implementation Group process that effectively required amendments to SFAS 133, (b) in connection with other Board projects dealing with financial instruments, and (c) regarding implementation issues raised in relation to the application of the definition of a derivative, particularly regarding the meaning of an "underlying" and the characteristics of a derivative that contains financing components. The amendments set forth in SFAS 149 improve financial reporting by requiring that contracts with comparable characteristics be accounted for similarly. SFAS 149 is generally effective for contracts entered into or modified after June 30, 2003 (with a few exceptions) and for hedging relationships designated after June 30, 2003. The guidance is to be applied prospectively. The Company does not expect the provisions of SFAS 149 to have a material impact on its financial position or results of operations.

In  May  2003,  the  FASB  issued  Statement  No.  150,  "Accounting for Certain
Financial Instruments with Characteristics of both Liabilities and Equity" ("SFAS 150"). SFAS 150 improves the accounting for certain financial instruments that, under previous guidance, issuers could account for as equity. The new Statement requires that those instruments be classified as liabilities in statements of financial position. The Company does not expect the provisions of SFAS 150 to have a material impact on its financial position or results of operations.

6.  ACCOUNTING  FOR  STOCK-BASED  COMPENSATION

The Company complies with Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation" ("SFAS No. 123"). This statement defines a fair value based method whereby compensation cost is measured at the grant date based on the fair value of the award and is recognized over the service period, which is usually the vesting period. Under SFAS No. 123, companies are encouraged, but are not required, to adopt the fair value method of accounting for employee stock-based transactions. The Company accounts for such transactions under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, but discloses pro forma net income (loss) as if the Company had applied the SFAS No. 123 method of accounting.

Pro forma information, assuming the Company had accounted for its employee stock options granted under the fair value method prescribed by SFAS No. 123, as amended by Financial Accounting Standards Board Statement No. 148, "Accounting for Stock Based Compensation - Transition and Disclosure, an Amendment of FASB Statement No. 123" is presented below. The fair value of each option grant is estimated on the date of each grant using the Black-Scholes option-pricing model. There were no stock options granted in fiscal 2003 or in fiscal 2002. The fair value generated by the Black-Scholes model may not be indicative of the future benefit, if any, that may be received by the option holder.

                                                          26 WEEKS ENDED     13 WEEKS ENDED
                                                         -----------------  -----------------
                                                              ($000S)            ($000S)
                                                              -------            -------
                                                          6/1/03   6/2/02    6/1/03   6/2/02
                                                         --------  -------  --------  -------

     Net income/(loss):                                  $(2,297)  $   967  $  (912)  $   206
     Less: stock-based employee compensation
     expense determined under fair value based
     method for all awards, net of related tax effects         3         3        3         3
                                                         --------  -------  --------  -------

     Pro forma net income/(loss)                         $(2,300)  $   964  $  (915)  $   203
                                                         ========  =======  ========  =======

     Earnings (loss) per share:

     Basic, as reported                                  $ (0.12)  $  0.05  $ (0.05)  $  0.01
     Basic, pro forma                                    $ (0.12)  $  0.05  $ (0.05)  $  0.01
     Diluted, as reported                                $ (0.12)  $  0.05  $ (0.05)  $  0.01
     Diluted, pro forma                                  $ (0.12)  $  0.05  $ (0.05)  $  0.01



This pro forma information may not be representative of the amounts to expected in future years as the fair value method of accounting prescribed by SFAS No. 123 has not been applied to options granted prior to fiscal 1996.

7.  PROCEEDS  FROM  INSURANCE  COMPANY

The Company has received $500,000 from its insurance carrier as reimbursement against legal fees incurred in the case referred to in the Company's annual report on Form 10-K as "Ansoumana v. various defendants". This amount has been included as a reduction of expenses in the 13 weeks ended June 1, 2003.

                     GRISTEDE'S FOODS, INC. AND SUBSIDIARIES

PART  I

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE 26 WEEKS AND THE 13 WEEKS ENDED JUNE 1, 2003 AND JUNE 2, 2002


CRITICAL  ACCOUNTING  POLICIES

Financial Reporting Release No. 60, which was recently released by the Securities and Exchange Commission, requires all companies to include a discussion of critical accounting policies or methods used in the preparation of financial statements. Note 1 of the Notes to the Consolidated Financial Statements includes a summary of the significant accounting policies and methods used in the preparation of our Consolidated Financial Statements. The following is a brief discussion of the more significant accounting policies and methods used by us.

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

RESULTS  OF  OPERATIONS
-----------------------

The following table sets forth, as a percentage of sales, components of our Results of Operations:

                                       26 weeks  26 weeks  13 weeks  13 weeks
                                        ended     ended     ended     ended
                                        6/1/03    6/2/02    6/1/03    6/2/02
                                       --------  --------  --------  --------
Sales                                     100.0     100.0     100.0     100.0
Cost of sales                              60.1      60.0      59.2      59.7
                                       --------  --------  --------  --------
Gross profit                               39.9      40.0      40.8      40.3
Store operating, general and
  administrative expenses                  33.2      30.9      33.9      31.5
Pre-store opening startup costs             0.3       0.1       0.4       0.2
Depreciation and amortization               3.3       3.2       3.4       3.2
Insurance and grant proceeds               -0.3        --      -0.7        --
Non-store operating expense                 3.9       3.8       4.1       3.9
                                       --------  --------  --------  --------
Operating income (loss)                    -0.5       2.0      -0.2       1.5
Other income (expense)                     -1.1      -1.2      -1.1      -1.1
                                       --------  --------  --------  --------
Income (loss) from operations before
  income taxes                             -1.6       0.8      -1.3       0.4
Provisions for income taxes                  --        --        --        --
                                       --------  --------  --------  --------
Net income (loss)                          -1.6       0.8      -1.3       0.4
                                       --------  --------  --------  --------

Sales were $145,586,712 and $70,991,953 for the 26 weeks and for the 13 weeks ended June 1, 2003, respectively, as compared to $121,669,727 and $61,879,067 for the 26 weeks and for the 13 weeks ended June 2, 2002, respectively. During the 13 weeks ended June 1, 2003, we re-opened one store that was closed for remodeling; opened two new stores and closed two stores. The increases in sales for the 2003 periods primarily resulted from new stores opened during the latter part of fiscal 2002 and in fiscal 2003.

Same store sales decreased 0.2% and 3.2% for the 26 weeks and for the 13 weeks ended June 1, 2003, respectively, as compared to the 26 weeks and 13 weeks ended June 2, 2002. Same store sales are calculated using stores that were open for business both in the current period and in the same period last year.

Gross profit was $58,094,385 or 39.9% of sales and $28,944,048 or 40.8% of sales for the 26 weeks and for the 13 weeks ended June 1, 2003, respectively, as compared to $48,668,975 or 40.0% of sales and $24,907,860 or 40.3% of sales for the 26 weeks and for the 13 weeks ended June 2, 2002, respectively. The increase in gross profit as a percentage of sales during the 13 weeks ended June 1, 2003 was primarily due to increased sales of perishables, which have higher gross margins and an overall improvement in margins.

Store operating, general and administrative expenses were $48,386,141 or 33.2% of sales and $24,065,494 or 33.9% of sales for the 26 weeks and for the 13 weeks ended June 1, 2003, respectively, as compared $37,646,244 or 30.9% of sales and $19,506,222 or 31.5% of sales for the 26 weeks and for the 13 weeks ended June 2, 2002, respectively. Store operating, general and administrative expenses increased as a percentage of sales during the 2003 periods mainly due to higher labor costs resulting from the new and remodeled stores which opened or re-opened since the 2002 period.

Pre-store opening startup costs and store closing costs were $495,633 and $260,626 for the 26 weeks and for the 13 weeks ended June 1, 2003 as compared to $130,041 for both the 26 weeks and for the 13 weeks ended June 2, 2002, respectively. Two new stores were opened, one store was re-opened and two stores were closed during the 13 weeks ended June 1, 2003, compared to no new and two remodeled stores which re-opened during the 13 weeks ended June 2, 2002.

Non-store operating expenses were $5,642,601 or 3.9% of sales and $2,884,867 or 4.1% of sales for the 26 weeks and for the 13 weeks ended June 1, 2003, respectively, as compared with $4,729,182 or 3.8% of sales and $2,411,643 or 3.9% of sales for the 26 weeks and for the 13 weeks ended June 2, 2002, respectively. Administrative payroll and fringes were 2.8% of sales for the 26 weeks and 2.9% of sales for the 13 weeks ended June 1, 2003 as compared to 2.7% of sales for both the 26 weeks and for the 13 weeks ended June 2, 2002, respectively. The increase in the 2003 periods primarily reflects the addition of supervisory personnel as a result of additional business generated by the store remodeling and new store program. General office expenses were 0.8% of sales for the 26 weeks and the 13 weeks ended June 1, 2003 and also for the 26 weeks and the 13 weeks ended June 2, 2002, respectively. Professional fees were 0.2% of sales for the 26 weeks and 0.2% for the 13 weeks ended June 1, 2003 as compared to 0.2% of sales for both the 13 weeks and for the 26 weeks ended June 2, 2002. Corporate expenses were 0.1% of sales for each of the 26 weeks and 13 weeks ended June 1, 2003 and for the 26 weeks and the 13 weeks ended June 2, 2002.

Depreciation and amortization expense was $4,759,168 or 3.3% of sales and $2,379,142 or 3.4% of sales for the 26 weeks and the 13 weeks ended June 1, 2003 as compared to $3,869,590 or 3.2% of sales and $1,960,937 or 3.2% of sales for the 26 weeks and for the 13 weeks ended June 2, 2002. The increase in depreciation and amortization expense was primarily the result of significant capital expenditures incurred in connection with our store remodeling and expansion program.

Interest expense was $1,610,435 and $767,786 or 1.1% of sales for both the 26 weeks and for the 13 weeks ended June 1, 2003 as compared to $1,406,154 and $694,325 or 1.2% of sales for both the 26 weeks and for the 13 weeks ended June 2, 2002. The increases in the 2003 periods was primarily attributable to increased borrowings under the bank line and capital leases for equipment financing, partially offset by lower interest rates.

As a result of the items reviewed above, income (loss) before provision for income taxes were ($2,297,245) and ($912,756) for the 26 weeks and for 13 weeks ended June 1, 2003 as compared to $991,508 and $205,522 for the 26 weeks and for the 13 weeks ended June 2, 2002.


LIQUIDITY  AND  CAPITAL  RESOURCES

Liquidity:
----------

     Our consolidated financial statements indicate that at June 1, 2003 current assets exceed current liabilities by $1,295,471 and stockholders' equity was $8,368,849. Management believes that cash flows generated from operations, supplemented by financing from our bank facility, third party leasing companies and/or additional financing from the Company's majority shareholder, will be sufficient to pay our debts as they may come due, provide for our capital expenditure program and meet our other cash requirements.

Debt  and  Debt  Service:
-------------------------

     Effective October 2001, our credit agreement with a group of banks was amended and increased to an aggregate total of $32,500,000, consisting of a $15,500,000 term loan and a $17,000,000 revolving line of credit. As of June 1, 2003, our credit facility, as amended, provides for (i) a maturity date of November 28, 2004 for the revolving line of credit, and December 3, 2006 for the term loan, at which time all amounts outstanding thereunder are due, (ii) certain financial covenants, and (iii) amortization of the term loan in monthly amortizations totaling $2,000,000, $2,300,000,

$2,600,000, $2,900,000 and $3,200,000, respectively, in each year during its term, and a $2,500,000 balloon payment at maturity.

     Borrowings under our credit facility bear interest at a spread over either the prime rate of the bank acting as agent for the group of banks or a LIBOR rate, with the spread dependent on the ratio of our funded debt to EBITDA ratio, as defined in our credit facility. The average interest rate on amounts outstanding under our credit facility during the quarter ended June 1, 2003 was 4.53% per annum.

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

     The Company's majority shareholder, through affiliates, has contributed $19,948,931 through June 1, 2003, in the form of unsecured non-interest bearing loans, of which $16,800,000 is subordinated to the Company's banks. The liability presently does not bear interest. However, the Company's credit agreement with its banks permits the Company to pay interest on such subordinated debt provided the Company has a positive net income.

     The Company has available affiliate leasing lines of credit sufficient to lease finance equipment for its ongoing store remodeling and expansion program.

Capital  Expenditures:
----------------------

     Capital expenditures were $6.4 million for the 26 weeks ended June 1, 2003, including property acquired under capital leases, as compared to $6.2 million for the 26 weeks ended June 2, 2002.

     We have not incurred any material commitments for capital expenditures, although we anticipate spending approximately $8 million to $10 million inclusive of new capital leases on our store remodeling and expansion program in fiscal 2003. Such amount is subject to adjustment based on the availability of funds.

Cash  Flow:
-----------

     Cash provided by operating activities amounted to $3,094,032 for the 26 weeks ended June 1, 2003 as compared to $2,937,405 for the 26 weeks ended June 2, 2002. The change in cash flow from operating activities was primarily due to increasing accounts payable to support an increase of inventory, primariliy due to new stores opened in the period. Net cash used for investing activities was $4,413,649 in 2003 as compared to $2,562,528 in 2002. Cash provided by (used in) financing activities was $1,412,755 for the 26 weeks ended June 1, 2003 as compared to $(313,236) for the 26 weeks ended June 2, 2002 reflecting the bank financing drawn upon in 2002 and the additional proceeds provided by an affiliate of the Company, offset by repayments of bank loans and capital leases.

Recent  Accounting  Pronouncements:
-----------------------------------

In July 2001, the FASB issued Statement of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS 141") and Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 141 eliminates the pooling-of-interests method of accounting for business combinations initiated after June 30, 2001 and modifies the application of the purchase accounting method effective for transactions that are completed after June 30, 2001. SFAS 142 eliminates the requirement to amortize goodwill and intangible assets having indefinite useful lives but requires that they be assessed at least annually for impairment. Intangible assets that have finite lives will continue to be amortized over their useful lives. The adoption of SFAS 141 and 142 did not have a material effect on the Company's financial position or operations.

In October 2001, the FASB issued Statement of Financial Accounting Standards 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). SFAS No. 144 addresses the accounting and reporting for the impairment or disposal of long-lived assets. The statement provides a single accounting model for long-lived assets to be disposed of. New criteria must be met to classify the asset as an asset held-for-sale. This statement also focuses on reporting the effects of a disposal of a segment of business. This statement is effective for fiscal years beginning after December 15, 2001. The Company adopted SFAS 144 as of December 2, 2002, and the adoption did not have a material impact on the Company's financial position or results of operations.

In April 2002, Statement of Financial Accounting Standards, No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections" ("SFAS 145") was issued. SFAS 145 rescinds SFAS 4 and 64, which required gains and losses from extinguishment of debt to be classified as extraordinary items. SFAS also rescinds SFAS 44 since the provisions of the Motor Carrier Act of 1980 are complete. SFAS 145 also amends SFAS 13 eliminating inconsistencies in certain sale-leaseback transactions. The provisions of SFAS 145 are effective for fiscal years beginning after May 15, 2002. Any gain or loss on extinguishment of debt that was classified as an extraordinary item in prior periods presented shall be reclassified to interest expense. The adoption of SFAS 145 did not have a material effect on the Company's financial position or results of operations.

Statement of Financial Accounting Standards, No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146"), was issued in July 2002. SFAS 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. SFAS 146 supercedes EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)." SFAS 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. This pronouncement did not have a material effect on the Company's financial position or results of operations.

On December 31, 2002, the FASB issued Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation -Transition and Disclosure" ("SFAS 148"). This standard amends SFAS No. 123, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require more frequent and prominent disclosures in financial statements of the effects of stock-based compensation. The transition guidance and annual disclosure provisions of SFAS 148 are effective for fiscal years ending after December 15, 2002. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. SFAS 148 did not have a material impact on the Company's results of operations, financial position or cash flows, and the Company has adopted the disclosure provisions of SFAS 148 as of March 3, 2003, as required.

In November 2002, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others ("FIN 45"). FIN 45 requires the recognition of a liability for certain guarantee obligations issued or modified after December 31, 2002. It also clarifies disclosure requirements to be made by a guarantor for certain guarantees. The disclosure provisions of FIN 45 are effective for fiscal years ending after December 15, 2002. FIN 45 did not have a material impact on the Company's results of operations, financial position or cash flows, and the Company has adopted the disclosure provisions of FIN 45 as of December 2, 2002.

On January 17, 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"). FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. The Company has not yet evaluated whether FIN 46 will have an impact on the Company's results of operations, financial position or cash flows.

In February 2003, the Emerging Issues Task Force ("EITF") addressed EITF Statement No. 02-16 ("EITF 02-16"), "Accounting by a Reseller for Cash Consideration Received From a Vendor." EITF 02-16 provides accounting guidance on how a reseller should characterize consideration given by a vendor and when to recognize and how to measure that consideration in its income statement. EITF 02-16 is effective for all agreements entered into after December 31, 2002. The Company evaluated the provisions of EITF 02-16 and determined that this statement did not have a material effect on its consolidated financial statements.

In April 2003, the FASB issued SFAS 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" ("SFAS 149"). SFAS 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS
133. The new guidance amends SFAS 133 for decisions made: (a) as part of the Derivatives Implementation Group process that effectively required amendments to SFAS 133, (b) in connection with other Board projects dealing with financial instruments, and (c) regarding implementation issues raised in relation to the application of the definition of a derivative, particularly regarding the meaning of an "underlying" and the characteristics of a derivative that contains financing components. The amendments set forth in SFAS 149 improve financial reporting by requiring that contracts with comparable characteristics be accounted for similarly. SFAS 149 is generally effective for contracts entered into or modified after June 30, 2003 (with a few exceptions) and for hedging relationships designated after June 30, 2003. The guidance is to be applied prospectively. The Company does not expect the provisions of SFAS 149 to have a material impact on its financial position or results of operations.

In  May  2003,  the  FASB  issued  Statement  No.  150,  "Accounting for Certain
Financial Instruments with Characteristics of both Liabilities and Equity" ("SFAS 150"). SFAS 150 improves the accounting for certain financial instruments that, under previous guidance, issuers could account for as equity. The new Statement requires that those instruments be classified as liabilities in statements of financial position. The Company does not expect the provisions of SFAS 150 to have a material impact on its financial position or results of operations.

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

             None.

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

ITEM  5.     OTHER  INFORMATION
             ------------------

             None.

ITEM  6.     EXHIBITS  AND  REPORTS  ON  FORM  8-K
             -------------------------------------

             (a)  Exhibits

             Number                Description
             ------                -----------
             *99.1                 Certification pursuant to 18 U.S.C. Section
                                   1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* filed herewith

             (b) There were no Current Reports on Form 8-K filed during the 13 weeks ended June 1, 2003.

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

                                        Gristede's Foods, Inc.

                                  By:   /s/  John A. Catsimatidis
                                        -------------------------

                                        John A. Catsimatidis
                                        Chairman of the Board and
                                        Chief Executive Officer


Dated: July 16, 2003



                                  By:   /s/  Gary Pokrassa
                                        ------------------

                                        Gary Pokrassa
                                        Chief Financial Officer


Dated: July 16, 2003

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


/s/ John A. Catsimatidis

Date: July 16, 2003
Title: Chief Executive Officer

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

/s/ Gary Pokrassa

Date: July 16, 2003
Title: Chief Financial Officer