Form 10-Q
period 2003-08-31
GRISTEDES FOODS INC
filed 2003-10-31
CIK 28325

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2003

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

At October 15, 2003, registrant had issued and outstanding 19,636,574 shares of common stock.

                             GRISTEDE'S FOODS, INC.


PART I - FINANCIAL INFORMATION

   Item 1.    Financial Statements

                      Consolidated Balance Sheets as of
                               August 31, 2003 and December 1, 2002      Page 3

                      Consolidated Statements of Operations for
                               the 13 weeks and the 39 weeks ended
                               August 31, 2003 and September 1, 2002     Page 4

                      Consolidated Statements of Stockholders'
                               Equity for the 52 weeks ended
                               December 1, 2002 and the
                               39 weeks ended August 31, 2003            Page 5

                      Consolidated Statements of Cash Flows for
                               the 39 weeks ended August 31, 2003
                               and September 1, 2002                     Page 6

                      Notes to Consolidated Financial Statements         Page 7


   Item 2.  Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                    Page 13

   Item 3.  Quantitative and Qualitative Disclosures About Market Risk   Page 20

   Item 4.  Controls and Procedures                                      Page 20


PART II - OTHER INFORMATION                                              Page 21

Item 1
Financial Statements

                             GRISTEDE'S FOODS, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                                                  (Unaudited)
                                                                                                   August 31,           December 1,
                                                                                                      2003                  2002
                                                                                                 --------------       --------------
ASSETS

CURRENT ASSETS:
     Cash                                                                                        $     703,447        $     576,358
     Accounts receivable - net of allowance for doubtful accounts
        of $533,000 at August 31, 2003 and $481,000 at December 1, 2002                             11,673,982            7,659,552
     Inventories                                                                                    40,334,094           37,601,170
     Due from related parties - trade                                                                       --              251,665
     Prepaid expenses and other current assets                                                       1,217,084            2,825,984
                                                                                                 -------------        -------------

              Total current assets                                                                  53,928,607           48,914,729
                                                                                                 -------------        -------------

PROPERTY AND EQUIPMENT:
     Furniture, fixtures and equipment                                                              21,353,332           20,159,016
     Capitalized equipment leases                                                                   36,243,911           34,300,805
     Leaseholds and leasehold improvements                                                          63,269,528           59,323,240
                                                                                                 -------------        -------------
                                                                                                   120,866,771          113,783,061
     Less accumulated depreciation and amortization                                                 54,231,243           48,474,655
                                                                                                 -------------        -------------

              Net property and equipment                                                            66,635,528           65,308,406
                                                                                                 -------------        -------------

     Deposits and other assets                                                                       1,039,359            1,120,028
     Due from related party - trade                                                                         --            1,225,000
     Other assets                                                                                    3,250,552            4,043,978
                                                                                                 -------------        -------------

TOTAL                                                                                            $ 124,854,046        $ 120,612,141
                                                                                                 =============        =============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts payable, trade                                                                     $  38,504,462        $  33,438,962
     Accrued payroll, vacation and withholdings                                                      2,245,780            3,177,933
     Accrued expenses and other current liabilities                                                  2,113,123            2,343,654
     Due to affiliates - trade                                                                         442,380              398,913
     Capitalized lease obligations - current portion                                                 5,991,300            4,892,101
     Current portion of long term debt                                                               2,650,740            2,500,740
                                                                                                 -------------        -------------

              Total current liabilities                                                             51,947,785           46,752,303

     Long-term debt - noncurrent portion                                                            26,474,803           28,349,802
     Due to affiliates                                                                              21,002,779           14,842,437
     Capitalized lease obligations - noncurrent portion                                             12,489,787           14,945,257
     Deferred rent                                                                                   5,881,558            5,056,248
                                                                                                 -------------        -------------

              Total liabilities                                                                    117,796,712          109,946,047
                                                                                                 -------------        -------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
     Preferred stock, $50 Par, -shares authorized 500,000; none issued                                      --                   --
     Common stock, $0.02 par value - shares authorized 25,000,000; outstanding
          19,636,574 shares at August 31, 2003 and December 1, 2002                                    392,732              392,732
     Additional paid-in capital                                                                     17,567,310           14,136,674
     Retained deficit                                                                              (10,902,708)          (3,863,312)
                                                                                                 -------------        -------------

              Total stockholders' equity                                                             7,057,334           10,666,094
                                                                                                 -------------        -------------

TOTAL                                                                                            $ 124,854,046        $ 120,612,141
                                                                                                 =============        =============

See notes to consolidated financial statements (unaudited).

                             GRISTEDE'S FOODS, INC.
                 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
    FOR THE 39 WEEKS AND 13 WEEKS ENDED AUGUST 31, 2003 AND SEPTEMBER 1, 2002


                                                                     39 weeks          13 weeks         39 weeks        13 weeks
                                                                       ended             ended           ended            ended
                                                                     August 31,        August 31,     September 1,     September 1,
                                                                        2003             2003             2002             2002
                                                                   -------------    -------------     ------------    --------------
Sales                                                              $ 210,284,763    $  64,698,051    $ 182,175,544    $  60,505,818
Cost of sales                                                        125,878,387       38,386,060      109,285,337       36,284,585
                                                                   -------------    -------------    -------------    -------------

Gross profit                                                          84,406,376       26,311,991       72,890,207       24,221,233

Net Insurance Proceeds - Northeast Blackout                           (1,911,115)      (1,911,115)              --               --

Store operating, general and administrative expenses                  71,354,920       23,299,006       57,764,780       20,170,495

Pre-store opening startup costs and store closing costs                  530,894           35,261          312,040          130,041

Bad Debt Expense                                                       1,693,436        1,657,436               --               --

Depreciation and amortization                                          7,173,988        2,414,819        5,902,418        2,032,828

Insurance proceeds - Terrorist Attacks                                        --               --         (587,300)        (487,300)

Write Off of King's Acquisition Costs                                    800,000          800,000               --               --

Litigation Settlement                                                  1,300,000        1,300,000               --               --

Non-store operating expenses:

    Administrative payroll and fringes                                 6,210,689        1,895,009        5,088,713        1,765,317
    General office expense                                             1,402,040          625,161        1,550,335          516,601
    Professional fees                                                    299,957           77,708          352,881           86,345
    Corporate expense                                                    200,754           78,733          159,799           54,284
                                                                   -------------    -------------    -------------    -------------

Total non-store operating expenses                                     8,113,440        2,676,611        7,151,728        2,422,547
                                                                   -------------    -------------    -------------    -------------

Operating income (loss)                                               (4,649,187)      (3,960,027)       2,346,541          (47,378)
                                                                   -------------    -------------    -------------    -------------

Other income (expense):

    Interest expense                                                  (2,393,337)        (782,902)      (2,136,709)        (730,555)
    Interest income                                                        3,128              779            4,413              669
                                                                   -------------    -------------    -------------    -------------

Total other income (expense) - net                                    (2,390,209)        (782,123)      (2,132,296)        (729,886)
                                                                   -------------    -------------    -------------    -------------

Income (loss) before income taxes                                     (7,039,396)      (4,742,150)         214,245         (777,264)

Provision for income taxes                                                    --               --           25,000               --
                                                                   -------------    -------------    -------------    -------------

Net income (loss)                                                  $  (7,039,396)   $  (4,742,150)   $     189,245    $    (777,264)
                                                                   =============    =============    =============    =============

Income (loss) per share, basic and diluted                                ($0.36)          ($0.24)           $0.01           ($0.04)
                                                                   =============    =============    =============    =============

Weighted average number of shares and
equivalents outstanding                                               19,636,574       19,636,574       19,636,574       19,636,574
                                                                   =============    =============    =============    =============

See notes to consolidated financial statements (unaudited).

                             GRISTEDE'S FOODS, INC.
            UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                     FOR THE 52 WEEKS ENDED DECEMBER 1, 2002
                   AND FOR THE 39 WEEKS ENDED AUGUST 31, 2003


                                                                                    Additional                            Total
                                                          Common stock                Paid-In          Retained        Stockholders'
                                                     Shares          Amount           Capital          (deficit)          Equity
                                                  ------------    ------------     ------------      ------------      ------------
Balance at December 2, 2001                        19,636,574     $    392,732       14,136,674      $ (2,936,905)     $ 11,592,501

Net loss for the 52 weeks ended
   December 1, 2002                                        --               --               --          (926,407)         (926,407)
                                                   ----------     ------------     ------------      ------------      ------------

Balance at December 1, 2002                        19,636,574     $    392,732       14,136,674      $ (3,863,312)     $ 10,666,094
Capital Contribution                                                                  3,430,636                           3,430,636
Net loss for the 39 weeks
   ended August 31, 2003                                   --               --                         (7,039,396)       (7,039,396)
                                                   ----------     ------------     ------------      ------------      ------------

Balance at August 31, 2003                         19,636,574     $    392,732       17,567,310      $(10,902,708)     $  7,057,334
                                                   ==========     ============     ============      ============      ============

See notes to consolidated financial statements (unaudited).

                             GRISTEDE'S FOODS, INC.
                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
      FOR THE THIRTY NINE WEEKS ENDED AUGUST 31, 2003 AND SEPTEMBER 1, 2002


                                                                                                    39 weeks             39 weeks
                                                                                                     ended                ended
                                                                                                   August 31,          September 1,
                                                                                                      2003                 2002
                                                                                                 -------------        --------------
Cash flows from operating activities:

   Net income (loss)                                                                             $  (7,039,396)       $     189,245

   Adjustments to reconcile net income (loss) to net cash provided by operating activities:

     Depreciation and amortization                                                                   7,173,988            5,902,418
     Write Off of Kings Acquisition Costs                                                              800,000
     Change in allowance for bad debts                                                                  51,827               52,169
     Changes in operating assets and liabilities:

       Accounts receivable                                                                          (4,066,257)          (1,073,246)
       Inventory                                                                                    (2,732,924)          (2,519,035)
       Due from related parties - trade                                                              1,476,665             (384,094)
       Prepaid expenses and other current assets                                                     1,608,900             (414,156)
       Other assets                                                                                   (862,688)            (737,061)
       Accounts payable, trade                                                                       5,065,500            2,448,292
       Accrued payroll, vacation and withholdings                                                     (932,154)             849,390
       Accrued expenses and other current liabilities                                                 (132,937)            (271,881)
       Due to related parties - trade                                                                   43,468              297,599
       Deferred rent                                                                                   825,311              544,283
       Current and other assets acquired via capital lease                                              84,681                   --
                                                                                                 -------------        -------------

         Net cash provided by operating activities                                                   1,363,984            4,883,923
                                                                                                 -------------        -------------

Cash flows from investing activities:
   Capital expenditures                                                                             (5,805,943)          (5,639,418)
                                                                                                 -------------        -------------

         Net cash used in investing activities                                                      (5,805,943)          (5,639,418)
                                                                                                 -------------        -------------

Cash flows from financing activities:

    Repayments of bank loan                                                                         (1,724,999)            (692,308)
    Proceeds from bank loan                                                                                 --            5,300,000
    Repayment of capitalized lease obligations                                                      (3,296,930)          (2,929,614)
    Capital Contribution                                                                             3,430,636                   --
    Advances from (repayments to) affiliates                                                         6,160,341             (838,626)
                                                                                                 -------------        -------------

         Net cash provided by financing activities                                                   4,569,048              839,452
                                                                                                 -------------        -------------

Net increase in cash                                                                                   127,089               83,957

Cash, begining of period                                                                               576,358              475,873
                                                                                                 -------------        -------------

Cash, end of period                                                                              $     703,447        $     559,830
                                                                                                 =============        =============

Supplemental disclosures of cash flow information:

    Cash paid for interest                                                                       $   2,517,202        $   2,175,792
    Cash paid (refunded) for taxes                                                               $      23,590        $     (79,516)


Supplemental schedule of non cash financing activity:
    Assets acquired under capitalized lease obligations                                          $   1,940,659        $   3,598,845

See notes to consolidated financial statements (unaudited).

                             GRISTEDE'S FOODS, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

The Company also owns City Produce Operating Corp., a company which operates a warehouse and distribution facility on leased premises in the Bronx, New York.

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

Inventory - Inventories are valued principally at the lower of cost or market with cost determined under the retail first in, first out (FIFO) method.

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

2. RELATED PARTY TRANSACTIONS

Under a management agreement dated November 10, 1997, Namdor Inc., one of the Company's subsidiaries, performed consulting and managerial services for a supermarket owned by a corporation controlled by John A. Catsimatidis. In consideration of such services, Namdor Inc., was entitled to receive, on a quarterly basis, a cash payment of one and one-quarter percent (1.25%) of all sales of inventory and merchandise made at, in or from the managed supermarket. For the 13 weeks and the 39 weeks ended August 31, 2003, there were no amounts for such services included in income.

The Company leases the following locations from an affiliate, Red Apple Real Estate, Inc., a company wholly owned by John A. Catsimatidis: a portion of its warehouse and distribution facility comprising 25,000 square feet, its office facilities and all or a portion of ten store locations. During the 13 weeks and the 39 weeks ended August 31, 2003 the Company paid $739,480 and $2,334,019 respectively, to Red Apple Real Estate, Inc., for rent and real estate taxes under such leases. The leases are triple net whereby the tenant pays all real estate taxes, insurance and maintenance.

Certain of the Company's supermarkets have entered into capital and operating leases with an affiliate, Red Apple Lease Corporation, a corporation wholly owned by John A. Catsimatidis. These leases are primarily for store operating equipment. Obligations under these leases at August 31, 2003 were $2,888,145. These leases require that monthly payments of $76,790 be made to Red Apple Lease Corporation through March 2007.

Certain of the Company's supermarkets have entered into capital leases with an affiliate, United Acquisition Leasing Corp., a company wholly owned by John A. Catsimatidis. These leases are primarily for store equipment. Obligations under these leases at August 31, 2003 were $4,059,386. These leases require that monthly payments of $100,525 be made to United Acquisition Leasing Corp. with various expirations through February 2008.

Amounts due to affiliates, primarily United Acquisition Corp., a corporation indirectly wholly owned by John A. Catsimatidis represent liabilities in connection with the 1997 merger and additional advances made to the Company by United Acquisition Corp. since the merger. These affiliates have agreed not to demand payment of these liabilities in the next year. Accordingly, the liability has been classified as noncurrent. As part of post-closing adjustments in connection with the 1997 merger, approximately $3,600,000 that is due from certain of the Company's affiliates has been offset against the amounts due to United Acquisition Corp. The net amount due to affiliates at August 31, 2003 was $21,002,779, of which $18,300,000 was subordinated to the Company's banks. The liability presently does not bear interest. However, the Company's credit agreement with its banks permits the Company to pay interest on such subordinated debt provided the Company has a positive net income.

In October 2002, the Company and Gristede's NY LLC, an affiliate of the Company, acquired the fixtures, leasehold improvements and store leases of three stores from the Great Atlantic & Pacific Tea Company for a total purchase price of $5,500,000. The affiliate has leased the acquired assets to the Company. Such stores had been closed for more than six months prior to the transaction. Obligations under these capital leases at August 31, 2003 were $4,617,862 and require monthly payments of $79,156 through February 2008 and a balloon payment of $1,629,156 at such time.

In addition, in connection with the foregoing, Gristede's NY LLC, received a term loan of $5,000,000 from Commerce Bank, N.A., which loan is guaranteed by Gristede's Foods NY, Inc. (a wholly-owned subsidiary of Namdor, Inc.), and the Company's subsidiaries Namdor Inc. and City Produce Operating Corp., and secured by a pledge of all of the capital stock of Gristede's Foods NY, Inc.

Due from related parties - trade, represents amounts due from an affiliated company for merchandise shipped from the Company's subsidiary City Produce Operating Corp., in the ordinary course of business, as well as management fees receivable for administrative and managerial services performed for the affiliated company by the Company. Amounts receivable from the affiliate were guaranteed by a company controlled by John A. Catsimatidis. During the 39 and 13 weeks ended August 31, 2003, merchandise sales to the affiliate were approximately $163,000 and $0 respectively. During the quarter ended August 31, 2003, amounts due from the affiliate were repaid by another affiliate pursuant to its guarantee. The full collection of all amounts due from the affiliate totaling $1,639,000, was accounted for as a non-cash bad debt expense, offset by an equal capital contribution reflected as additional paid-in capital.

On February 6, 1998, the Company agreed to purchase substantially all of the assets and assumed certain of the liabilities of a supermarket located at 1644 York Avenue, New York City, that was owned by a corporation controlled by John Catsimatidis. On March 1, 2000 the Company and the affiliate determined to restructure the transaction by rescinding the purchase effective as of February 6, 1998, and entered into an operating agreement which gives the Company full control of th.e supermarket and the right to operate the supermarket for the account of the Company. The operating agreement presently terminates on December 1, 2004, but the term shall be extended for additional one year periods unless either party gives notice of termination not later than 90 days prior to the end of the then current term of the agreement. Under the operating agreement, the Company shall pay to the affiliate $1.00 per annum, plus such other consideration as may be approved by the Company's directors (excluding John Catsimatidis). Pursuant to the operating agreement the Company or any designee of the Company, also has the option until December 31, 2005 to purchase the supermarket for $2,778,000, which price is the fair market price of the supermarket established on October 11, 1999 by the Company's directors (excluding John Catsimatidis).

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

The affiliates' intention in entering into these two operating agreements where the Company enjoys full benefits of ownership for the nominal consideration of $1 per annum per store was to effect post closing adjustments in connection with the Food Group acquisition. If the option to purchase the supermarkets is exercised, the excess of the purchase price over the net book value of the assets will be reflected as a charge to equity.

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

3. COSTS RELATING TO ATTEMPTED KINGS ACQUISITION

The Company has made efforts to acquire Kings Super Markets, Inc., a chain of 27 stores, mainly located in Northern New Jersey, from its UK parent Marks & Spencer, plc. ("M&S"). On July 17, 2003, the Company filed a Form 8-K with the Securities and Exchange Commission announcing that it was commencing a $150 million offering of senior notes to acquire Kings, pay transaction costs, refinance certain of the Company's indebtedness, and for general corporate purposes. The Company's investment bankers received preliminary commitments for a substantial majority of the required funds. Subsequently, the Company revised its purchase offer to include a combination of cash and notes. This was declined by M&S, who took Kings off the market. The Company continues to express an interest in acquiring Kings, and remains in discussions with a number of potential funding sources to fund additional cash to complete a cash transaction. No assurance can be given that this acquisition will be consummated.

Through the quarter ending August 31, 2003, the Company has incurred costs (primarily professional fees) in the total amount of $1,651,000. Of this total amount: (i) $851,000 has been capitalized and is included in other assets on the accompanying balance sheet, of which $523,000 is reimbursable to the Company by its affiliate United Acquisition Corp. ("UAC"). Should the transaction be unsuccessful, the $851,000 deferred costs will be charged to operations. Reimbursements from UAC will be accounted for as a capital contribution reflected as additional paid-in capital; and (ii) during the quarter ended August 31, 2003, $800,000 of previously capitalized costs were charged to operations as it was determined such costs did not have future value. Of such costs, $491,000 were reimbursable and paid for by UAC, and have been accounted for as a capital contribution and reflected as additional paid-in capital.

4. IMPACT OF NORTHEAST BLACKOUT OF AUGUST 14-15, 2003

The Company suffered significant losses of perishable inventory during the Northeast Blackout of August 14-15, 2003. To a lesser extent, there were also property repair and damage losses, and related expenses. The Company's inventory is insured for its retail selling price, and property is insured for its new replacement cost. The Company has filed claims for these losses and related expenses with its insurance carriers and expects to recover at least approximately $5.9 million. The minimum associated inventory costs and related expenses are approximately $4 million, resulting in a minimum expected net insurance gain of approximately $1.9 million, which has been recorded in the quarter ended August 31, 2003. The Company is expecting payment for the claim in the upcoming fiscal year.

5. PROPOSED SETTLEMENT OF DELIVERY WORKER'S LITIGATION

As further detailed in Part II , Legal Proceedings herein, although all of the conditions precedent to such proposed settlement have not yet been met, an affiliate of the Company, controlled by John A. Catsimatidis, paid into escrow $1.3 million on October 16, 2003, which is the initial payment that is payable under the proposed settlement upon satisfaction of all of the conditions precedent. This was recorded as a litigation settlement expense of the Company for the quarter ended August 31, 2003, with an offsetting equal capital contribution reflected as additional paid-in capital. While the court has approved the proposed settlement as fair, all of the conditions precedent for implementation have not yet been met and cannot be assured at this time, including the fact that the Company's banks have not yet approved the granting of a subordinated security interest to the plaintiffs in certain of the Company's assets to secure the payments of the settlement amount, security documents have not yet been executed and the court has not entered a final judgment in the matter. The balance of the proposed settlement amount will be due in equal installments of $650,000 on the first and second anniversary of the initial payment, without interest. Any amount paid on behalf of the Company will be accounted as a capital contribution and reflected as additional paid-in capital. When the conditions precedent to the proposed settlement have all been met, the Company will record the balance of the settlement liabilities. Additionally, recoveries from a $400,000 security bond posted by Great American / Baur shall be solely for the Company's benefit.

6. RECENT ACCOUNTING PRONOUNCEMENTS

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

On January 17, 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"). FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. FIN 46 did not have a material impact on the Company's results of operations, financial position or cash flows, and the Company has adopted the disclosure provisions of FIN 46 as of December 2, 2002.

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

In April 2003, the FASB issued SFAS 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" ("SFAS 149"). SFAS 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS
133. The new guidance amends SFAS 133 for decisions made: (a) as part of the Derivatives Implementation Group process that effectively required amendments to SFAS 133, (b) in connection with other Board projects dealing with financial instruments, and (c) regarding implementation issues raised in relation to the application of the definition of a derivative, particularly regarding the meaning of an "underlying" and the characteristics of a derivative that contains financing components. The amendments set forth in SFAS 149 improve financial reporting by requiring that contracts with comparable characteristics be accounted for similarly. SFAS 149 is generally effective for contracts entered into or modified after June 30, 2003 (with a few exceptions) and for hedging relationships designated after June 30, 2003. The guidance is to be applied prospectively. The adoption of SFAS 149 did not have a material impact on the Company's financial position or results of operations.

In May 2003, the FASB issued Statement No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" ("SFAS 150"). SFAS 150 improves the accounting for certain financial instruments that, under previous guidance, issuers could account for as equity. The new Statement requires that those instruments be classified as liabilities in statements of financial position. The adoption of SFAS 150 did not have a material impact on the Company's financial position or results of operations.

7. ACCOUNTING FOR STOCK-BASED COMPENSATION

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

                                                        39 Weeks Ended            13 Weeks Ended
                                                            ($000s)                  ($000s)
                                                     --------------------      --------------------
                                                     8/31/03       9/1/02      8/31/03       9/1/02
                                                     -------       ------      -------       ------
Net income/(loss):                                   $(7,039)       $189       $(4,742)      $(777)
Less:  stock-based employee compensation expense
determined under fair value based method for all
awards, net of related tax effects                       2            2            1            1
                                                         -            -            -            -

Pro forma net income/(loss)                          $(7,041)       $187       $(4,743)      $(778)
                                                     =======        ====       =======       =====

Earnings (loss) per share:

Basic, as reported                                    $(0.36)       $0.01       $(0.24)      $(0.04)
Basic, pro forma                                      $(0.36)       $0.01       $(0.24)      $(0.04)
Diluted, as reported                                  $(0.36)       $0.01       $(0.24)      $(0.04)
Diluted, pro forma                                    $(0.36)       $0.01       $(0.24)      $(0.04)

This pro forma information may not be representative of the amounts to expected in future years as the fair value method of accounting prescribed by SFAS No. 123 has not been applied to options granted prior to fiscal 1996.

                     GRISTEDE'S FOODS, INC. AND SUBSIDIARIES

PART I

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE 39 WEEKS AND THE 13 WEEKS ENDED AUGUST 31, 2003 AND SEPTEMBER 1, 2002


Critical Accounting Policies

Financial Reporting Release No. 60, which was recently released by the Securities and Exchange Commission, requires all companies to include a discussion of critical accounting policies or methods used in the preparation of financial statements. Note 1 of the Notes to the Consolidated Financial Statements includes a summary of the significant accounting policies and methods used in the preparation of our consolidated financial statements. The following is a brief discussion of the more significant accounting policies and methods used by the Company.

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

RESULTS OF OPERATIONS

The following table sets forth, as a percentage of sales, components of our Results of Operations:

                                                               39 weeks            39 weeks          13 weeks             13 weeks
                                                                ended               ended              ended               ended
                                                               8/31/03              9/1/02            8/31/03              9/1/02
                                                               -------              ------            -------              ------
Sales                                                              100.0               100.0              100.0               100.0
Cost of sales                                                       59.9                60.0               59.3                60.0
                                                             -----------         -----------        -----------         -----------
Gross profit                                                        40.1                40.0               40.7                40.0
Store operating, general and
    administrative expenses                                         33.9                31.7               36.0                33.3
Pre-store opening startup costs                                      0.3                 0.2                0.1                 0.2
Depreciation and amortization                                        3.4                 3.2                3.7                 3.4
Insurance and grant proceeds                                        -0.9                -0.3               -3.0                -0.8
Non-store operating expense                                          3.9                 3.9                4.1                 4.0
Bad debt expense                                                     0.8                 0.0                2.6                 0.0

Litigation settlement                                                0.6                 0.0                2.0                 0.0
Write off Kings acquisition costs                                    0.4                 0.0                1.2                 0.0
                                                             -----------         -----------        -----------         -----------

Operating income (loss)                                             -2.2                 1.3               -6.1                -0.1
Other income (expense)                                              -1.1                -1.2               -1.2                -1.2
                                                             -----------         -----------        -----------         -----------
Income (loss) from operations before
   income taxes                                                     -3.3                 0.1               -7.3                -1.3
Provisions for income taxes                                          0.0                 0.0                0.0                 0.0
                                                             -----------         -----------        -----------         -----------
Net income (loss)                                                   -3.3                 0.1               -7.3                -1.3
                                                             -----------         -----------        -----------         -----------

Sales were $210,284,763 and $64,698,051 for the 39 weeks and 13 weeks ended August 31, 2003, respectively, as compared to $182,175,544 and $60,505,818 for the 39 weeks and 13 weeks ended September 1, 2002, respectively. The increase in sales for the 2003 periods primarily resulted from new stores opened during the fourth quarter of fiscal 2002 and the first two quarters of fiscal 2003.

Same store sales declined 2.2% and 6.7% for the 39 weeks and 13 weeks ended August 31, 2003, respectively, as compared to the 39 weeks and 13 weeks ended September 1, 2002. The decline in same store sales during the 2003 periods was attributable to promotional pricing by a competitor, decrease in sales of certain product categories due to unseasonably cool and wet summer, and the August 14, 2003 Northeast blackout. Same store sales are calculated using stores that were open for business both in the current period and in the same period last year.

Gross profit was $84,406,376 or 40.1% of sales and $26,311,991 or 40.7% of sales for the 39 weeks and 13 weeks ended August 31, 2003, respectively, as compared to $72,890,207 or 40.0% of sales and $24,221,233 or 40.0% of sales for the 39 weeks and 13 weeks ended September 1, 2002, respectively. The increase in gross profit as a percentage of sales during the 2003 periods was primarily due to increased sales of perishables, which have higher gross margins, and an overall improvement in margins.

Store operating, general and administrative expenses were $71,354,920 or 33.9% of sales and $23,299,006 or 36.0% of sales for the 39 weeks and 13 weeks ended August 31, 2003, respectively, as compared $57,764,780 or 31.7% of sales and $20,170,495 or 33.3% of sales for the 39 weeks and 13 weeks ended September 1, 2002, respectively. Store operating, general and administrative expenses increased as a percentage of sales during the 2003 periods mainly due to occupancy costs of the newly opened stores, and higher real estate taxes.

Pre-store opening startup costs and store closing costs were $530,894 and $35,261 for the 39 weeks and 13 weeks ended August 31, 2003 as compared to $312,040 and $130,041 for the 39 weeks and 13 weeks ended September 1, 2002, respectively. During the 39 weeks ended August 31, 2003, four new stores were opened. No new stores were opened during the 13 weeks ended August 13, 2003. There were no new stores opened during both comparable 2002 periods. One store was remodeled during both the 39 weeks and 13 weeks ended August 31, 2003, and 7 stores and 4 stores were remodeled during the comparable 2002 periods, respectively. New stores have higher pre-store openings costs than remodeled stores.

Non-store operating expenses were $8,113,440 or 3.9% of sales and $2,676,611 or 4.1% of sales for the 39 weeks and 13 weeks ended August 31, 2003, respectively, as compared with $7,151,728 or 3.9% of sales and $2,422,547 or 4.0% of sales for the 39 weeks and for the 13 weeks ended September 1, 2002, respectively. Administrative payroll and fringes were 3.0% and 2.9% of sales for the 39 weeks and 13 weeks ended August 31, 2003, respectively, as compared to 2.8% and 2.9% of sales for the 39 weeks and 13 weeks ended September 1, 2002, respectively. The increase as a percentage of sales during the 39 weeks ended August 31, 2003, primarily reflects the addition of supervisory personnel in anticipation of acquiring Kings Super Markets and also owing to additional business generated by the new stores. General office expenses were 0.7% and 1.0% of sales for the 39 weeks and 13 weeks ended August 31, 2003, respectively, and 0.9% of sales for both the 39 weeks and 13 weeks ended September 1, 2002. Professional fees were 0.1% of sales for each of the 39 weeks and 13 weeks periods for both 2003 and 2002. Corporate expenses were also 0.1% of sales for each of the 39 weeks and 13 weeks periods for both 2003 and 2002.

During the 13 weeks ended August 31, 2003, amounts due from related party - trade were repaid by an affiliate controlled by John A. Catsimatidis, pursuant to its guarantee of such obligations. The full collection of this receivable was accounted for as a $1,639,000 non-cash bad debt expense offset by an equal contribution to additional paid-in capital.

As further detailed in Part II , Legal Proceedings herein, although all of the conditions precedent to such proposed settlement have not yet been met, an affiliate of the Company, controlled by John A. Catsimatidis, paid into escrow $1.3 million on October 16, 2003, which is the initial payment that is payable under the proposed settlement upon satisfaction of all of the conditions precedent. This was recorded as a litigation settlement expense of the Company for the quarter ended August 31, 2003, with an offsetting equal capital contribution reflected as additional paid-in capital. While the court has approved the proposed settlement as fair, all of the conditions precedent for implementation have not yet been met and cannot be assured at this time, including the fact that the Company's banks have not yet approved the granting of a subordinated security interest to the plaintiffs in certain of the Company's assets to secure the payments of the settlement amount, security documents have not yet been executed and the court has not entered a final judgment in the matter. The balance of the proposed settlement amount will be due in equal installments of $650,000 on the first and second anniversary of the initial payment, without interest. Any amount paid on behalf of the Company will be accounted as a capital contribution and reflected as additional paid-in capital. When the conditions precedent to the proposed settlement have all been met, the Company will record the balance of the settlement liabilities. Additionally, recoveries from a $400,000 security bond posted by Great American / Baur shall be solely for the Company's benefit.

During the 39 weeks and 13 weeks ended August 31, 2003, $800,000 of previously capitalized costs in connection with efforts by the Company to acquire Kings Super Markets, Inc. was charged to operations as it was determined that such costs did not have future value. Of such costs, $491,000 was reimbursable and paid by the affiliate United Acquisition Corp. during the quarter and has been accounted for as a contribution to additional paid-in capital. At August 31, 2003, $851,000 of costs to acquire Kings remain capitalized (of which costs, $523,000 is reimbursable by United Acquisition Corp.) and is included in other assets on the accompanying balance sheet.

Depreciation and amortization expense was $7,173,988 or 3.4% of sales and $2,414,819 or 3.7% of sales for the 39 weeks and 13 weeks ended August 31, 2003, respectively, as compared to $5,902,418 or 3.2% of sales and $2,032,828 or 3.4% of sales for the 39 weeks and 13 weeks ended September 1, 2002, respectively. The increase in depreciation and amortization expense was primarily the result of capital expenditures incurred in connection with our new store program.

Interest expense was $2,393,337 and $782,902 or 1.1% and 1.2% of sales for the 39 weeks and 13 weeks ended August 31, 2003 as compared to $2,136,709 and $730,555 or 1.2% of sales for both the 39 weeks and 13 weeks ended September 1, 2002.

As a result of the items reviewed above, loss before provision for income taxes were ($7,039,396) and ($4,742,150) for the 39 weeks and 13 weeks ended August 31, 2003, respectively, as compared to income (loss) of $214,245 and ($777,264) for the 39 weeks and 13 weeks ended September 1, 2002, respectively.


Liquidity and Capital Resources

Liquidity:

         Our consolidated financial statements indicate that at August 31, 2003 current assets exceed current liabilities by $1,980,822 and stockholders' equity was $7,057,334. Management believes that cash flows generated from operations, supplemented by financing from our bank facility, third party leasing companies and/or additional financing from the Company's majority shareholder, will be sufficient to pay our debts as they may come due, provide for our capital expenditure program and meet our other cash requirements.

Debt and Debt Service:

         Effective October 2001, our credit agreement with a group of banks was amended and increased to an aggregate total of $32,500,000, consisting of a $15,500,000 term loan and a $17,000,000 revolving line of credit. As of August 31, 2003, our credit facility, as amended, provides for (i) a maturity date of November 28, 2004 for the revolving line of credit, and December 3, 2006 for the term loan, at which time all amounts outstanding thereunder are due, (ii) certain financial covenants, and (iii) amortization of the term loan in monthly amortizations totaling $2,000,000, $2,300,000, $2,600,000, $2,900,000 and
$3,200,000, respectively, in each year during its term, and a $2,500,000 balloon payment at maturity.

         Borrowings under our credit facility bear interest at a spread over either the prime rate of the bank acting as agent for the group of banks or a LIBOR rate, with the spread dependent on the ratio of our funded debt to EBITDA ratio, as defined in our credit facility. The average interest rate on amounts outstanding under our credit facility during the quarter ended August 31, 2003 was 4.43% per annum.

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

         The Company's majority shareholder, through affiliates, has contributed $21,002,779 through August 31, 2003, in the form of unsecured non-interest bearing loans, of which $18,300,000 is subordinated to the Company's banks. The liability presently does not bear interest. However, the Company's credit agreement with its banks permits the Company to pay interest on such subordinated debt provided the Company has a positive net income.

         The Company has available affiliate leasing lines of credit sufficient to lease finance equipment for its ongoing store remodeling and expansion program.

Capital Expenditures:

         Capital expenditures were $7.7 million for the 39 weeks ended
August 31, 2003, including property acquired under capital leases, as compared to $9.2 million for the 39 weeks ended September 1, 2002.

         We have not incurred any material commitments for capital expenditures, although we anticipate spending approximately $8 -10 million, inclusive of new capital leases on our store remodeling and expansion program in fiscal 2003. Such amount is subject to adjustment based on the availability of funds.

Cash Flow:

         Cash provided by operating activities amounted to $1,363,984 for the 39 weeks ended August 31, 2003 as compared to $4,883,923 for the 39 weeks ended September 1, 2002. The change in cash flow from operating activities was primarily due to an increase in accounts payable, an increase in accounts receivable related to insurance recoveries, and an increase in inventory, primariliy due to new stores opened in the period. Net cash used for investing activities was $5,805,943 in 2003 as compared to $5,639,418 in 2002. Cash provided by financing activities was $4,569,048 for the 39 weeks ended August 31, 2003 as compared to $839,452 for the 39 weeks ended September 1, 2002 reflecting contributions to additional paid-in capital and additional proceeds provided by an affiliate of the Company, offset by repayments of bank loans and capital leases.

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

On January 17, 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"). FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. FIN 46 did not have a material impact on the Company's results of operations, financial position or cash flows, and the Company has adopted the disclosure provisions of FIN 46 as of December 2, 2002.

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

In April 2003, the FASB issued SFAS 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" ("SFAS 149"). SFAS 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS
133. The new guidance amends SFAS 133 for decisions made: (a) as part of the Derivatives Implementation Group process that effectively required amendments to SFAS 133, (b) in connection with other Board projects dealing with financial instruments, and (c) regarding implementation issues raised in relation to the application of the definition of a derivative, particularly regarding the meaning of an "underlying" and the characteristics of a derivative that contains financing components. The amendments set forth in SFAS 149 improve financial reporting by requiring that contracts with comparable characteristics be accounted for similarly. SFAS 149 is generally effective for contracts entered into or modified after June 30, 2003 (with a few exceptions) and for hedging relationships designated after June 30, 2003. The guidance is to be applied prospectively. The adoption of SFAS 149 did not have a material impact on the Company's financial position or results of operations.

In May 2003, the FASB issued Statement No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" ("SFAS 150"). SFAS 150 improves the accounting for certain financial instruments that, under previous guidance, issuers could account for as equity. The new Statement requires that those instruments be classified as liabilities in statements of financial position. The adoption of SFAS 150 did not have a material impact on the Company's financial position or results of operations.

Forward-looking information:

           This report and documents incorporated by reference contain both historical and "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as "anticipates", "believes", "expects", "intends", "future", and similar expressions identify forward-looking statements. Any such "forward-looking" statements in this report reflect the Company's current views with respect to future events and financial performance, and are subject to a variety of factors that could cause the actual results or performance to differ materially from historical results or from the anticipated results or performance expressed or implied by such forward-looking statements. Because of such factors, there can be no assurance that the actual results or developments anticipated by the Company will be realized or, even if substantially realized, that they will have the anticipated results. The risks and uncertainties that may affect the Company's business include, but are not limited to: economic conditions, governmental regulations, technological advances, pricing and competition, acceptance by the marketplace of new products, retention of key personnel, the sufficiency of financial resources to sustain and expand the Company's operations, and other factors described in this report and in prior filings with the Securities and Exchange Commission. Readers should not place undue reliance on such forward-looking statements, which speak only as of the date hereof, and should be aware that except as may be otherwise legally required of the Company, the Company undertakes no obligation to publicly revise any such forward-looking statements to reflect events or circumstances that may arise after the date hereof. A more detailed description of some of the risk factors is set forth in the Company`s Annual Report on Form 10-K, dated December 1, 2002.

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

ITEM 4.      CONTROLS AND PROCEDURES

(a) Based on an evaluation of the Company's disclosure controls and procedures as of the end of the quarter ended August 31, 2003, each of John Catsimatidis, Chairman and Chief Executive Officer of the Company, and Kishore Lall, Executive Vice President and Chief Financial Officer of the Company, have concluded that the Company's disclosure controls and procedures were effective.

Notwithstanding the foregoing, a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that it will detect or uncover failures within the Company to disclose material information otherwise required to be set forth in the Company's periodic reports.

(b) There has not been any significant change in the Company's internal controls over financial reporting that occurred during the most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect the Company's internal controls over financial reporting.

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

In August 2003 the Company entered into a stipulation and agreement of settlement, pursuant to which the Company will be obligated to pay $2,600,000 plus up to $650,000 in legal fees. The full amount of the proposed settlement will be shared approximately 50/50 by the Company and an affiliate controlled by John A. Catsimatidis. Payment of the legal fees is due in the same percentage installments commencing the later of (i) November 28, 2003, or (ii) 10 days after the court approves the payment of attorneys fees and costs. While the court has approved the proposed settlement as fair, all of the conditions precedent for implementation have not yet been met and cannot be assured at this time, including the fact that the Company's banks have not yet approved the granting of a subordinated security interest to the plaintiffs in certain of the Company's assets to secure the payments of the settlement amount, security documents have not yet been executed and the court has not entered a final judgment in the matter.

Since all of the conditions precedent have not been met, the initial payment of $1.3 million (50%) on October 16, 2003, was made by an affiliate, controlled by John A. Catsimatidis, on behalf of the Company. This was recorded as a litigation settlement expense of the Company for the quarter ended August 31, 2003, with an offsetting equal capital contribution reflected as additional paid-in capital. The balance of the proposed settlement amount will be due in equal installments of $650,000 on the first and second anniversary of the initial payment, without interest. Future amounts paid on behalf of the Company will be accounted as a capital contribution and reflected as additional paid-in capital. Additionally, recoveries from a $400,000 security bond posted by Great American / Baur shall be solely for the Company's benefit.


Item 2.      Change in Securities And Use of Proceeds

             None.

Item 3.      Defaults Upon Senior Securities

             None.

Item 4.      Submission of Matters to a Vote of Security Holders

             None.

Item 5.      Other Information

             None.

Item 6.      Exhibits and Reports on Form 8-K

             (a) Exhibits filed with this Form 10-Q

             Exhibit 31.1  Certification of Chief Executive Officer pursuant to
                           Section 302 of the Sarbanes-Oxley Act of 2002

             Exhibit 31.2 Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

             Exhibit 32.1 Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

             (b) Reports on Form 8-K

             A report on Form 8-K was filed on July 17, 2003, containing Items 7 and 9, relating to an offering by the Company of securities in connection with a proposed acquisition of Kings Super Markets, Inc, together with unaudited pro forma condensed financial information.

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

                                                 Gristede's Foods, Inc.

                                        By:      /s/ John A. Catsimatidis
                                                 ------------------------

                                                 John A. Catsimatidis
                                                 Chairman of the Board and
                                                 Chief Executive Officer


Dated: October 31, 2003


                                        By:      /s/ Kishore Lall
                                                 ----------------

                                                 Kishore Lall
                                                 Executive Vice President and
                                                 Chief Financial Officer


Dated: October 31, 2003