Form 10-K
period 2003-11-30
GRISTEDES FOODS INC
filed 2004-04-07
CIK 28325

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

( X ) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For fiscal year ended November 30, 2003

(   )    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934
         For the transition period from________________ to___________________

Commission File No. 1-7013

                             GRISTEDE'S FOODS, INC.
             (Exact name of registrant as specified in its charter)

           Delaware                                           13-1829183
---------------------------------                        -------------------
 (State or Other Jurisdiction of                           (I.R.S. Employer
incorporation or organization)                           Identification No.)


823 Eleventh Avenue, New York, New York                     10019-3535
----------------------------------------                  ------------------
(Address of Principal Executive Offices)                    (Zip Code)

                                 (212) 956-5803
 -------------------------------------------------------------------------------
              (Registrant's Telephone Number, Including Area Code)

           Securities registered pursuant to Section 12(b) of the Act:

     Title of each class               Name of each exchange on which registered
Common Stock, $0.02 par value                   American Stock Exchange

  Securities registered pursuant to Section 12(g) of the Act:

                                      None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13, or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes_X__ No____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

Indicate by checkmark whether the registrant is an accelerated filer (as defined in Exchange Rule 12b-2) Yes___ No_X__

As of February 27, 2004, 19,636,574 shares of the registrant's common stock, $0.02 par value, were outstanding.

The aggregate market value of the common stock held by nonaffiliates of the registrant (i.e., excluding shares held by executive officers, directors, and control persons as defined in Rule 405) on June 1, 2003 (the last business day of the Company's second fiscal quarter) was $785,130, computed at the closing price on that date.

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

ITEM 1. BUSINESS.

General

         The Company is a Delaware corporation whose principal executive offices are located at 823 Eleventh Avenue, New York, New York 10019-3535. Unless the context otherwise requires, the terms "Company" or "Registrant" as used herein refer to Gristede's Foods, Inc,. (which is a holding corporation) and its wholly owned subsidiaries.

         The Company operates 46 supermarkets (the "Supermarkets"), and three free standing pharmacies offering health and beauty aids and general merchandise. Forty Supermarkets and the three free standing pharmacies are located in Manhattan, New York, three Supermarkets are located in Westchester County, New York, one Supermarket is located in Brooklyn, New York, one Supermarket is located in Bronx County, New York and one Supermarket is located in Long Island, New York. All of the Supermarkets / pharmacies are operated under the "Gristede's" banner. The Company leases all of its Supermarket locations and its three pharmacies. During fiscal 1999 the Company embarked on a plan to open in-store pharmacies in select Supermarket locations. The Company is currently operating nine in-store pharmacies and three free standing pharmacies.

         During the period commencing the fourth quarter of fiscal 2002 through the second quarter of fiscal 2003, the Company opened a total of seven new stores (consisting of six supermarkets and one free standing pharmacy), and closed two stores. During fiscal 2003, the Company also commenced operating XpressGrocer.com, an on-line supermarket providing groceries, household items, fresh foods and other supermarket items in the borough of Manhattan, New York City.

         The Company owns City Produce Operating Corp. ("City Produce"), a corporation that operates a warehouse used as an internal distribution center, on leased premises in Bronx County, New York. The warehouse operation supplies the Company's Supermarkets with groceries and fresh produce. The warehouse also sells wholesale fresh produce to third parties.

         The Company competes on the basis of providing customer convenience, service and a wide assortment of food products, including those that are appealing to the clientele in the neighborhoods where its Supermarkets are located. The Supermarkets, like most Manhattan supermarkets, are smaller than their suburban counterparts, ranging in size from approximately 6,000 to 24,500 square feet of selling space and averaging approximately 10,300 square feet of selling space.

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

Growth Strategy

         On November 10, 1997, a Merger Agreement was consummated pursuant to which 29 Supermarkets indirectly owned by Mr. John Catsimatidis, (the "majority shareholder") merged into wholly owned subsidiaries of the Company (the "Merger"). The Company believes that the Merger has allowed it to realize synergies and increased operating leverage while providing management with the necessary resources and focus to streamline operations, automate facilities and capitalize on strategic opportunities. The Company also believes that the Merger has enabled it to achieve the critical mass necessary to execute its future growth strategy.

         Subsequent to the Merger, the Company embarked on a capital expenditure program for its Supermarkets that included extensive remodelings, the introduction of a centralized point-of-sale information system and the opening of in-store pharmacies in select Supermarket locations. The Company has a $27,116,666 revolving credit and term loan facility from certain banks maturing December 2006, and finance facilities from leasing companies to finance such capital improvements. (see Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operation-Liquidity and Capital Resources").

         The aggregate capital expenditures for fiscal 2003, including the store remodeling and new store and free standing pharmacy openings, was approximately $8.8 million. Subject to the availability of financing, during the fiscal year ending November 28, 2004, the Company anticipates it will spend approximately $2-3 million in aggregate capital expenditures. The Company anticipates that it will continue opening new stores and in-store pharmacies in future years. The modernized larger Supermarkets are being re-named "Gristede's Mega Stores".

         Modernization has resulted in a more enjoyable shopping atmosphere with more rapid check-out lines due to scanners and improved lighting facilities.

         The Company may also expand its operations through the acquisition of supermarkets and/or the acquisition of businesses that the Company believes would complement its core supermarket business. However, pursuant to an order embodying a Settlement Agreement between the Federal Trade Commission (the "FTC"), Mr. John Catsimatidis, the Company and certain other companies controlled by Mr. Catsimatidis (collectively, the "Companies"), for a period of ten years from March 6, 1995, cannot, without prior FTC approval, acquire any interest in any existing supermarket in certain designated areas in Manhattan. The order does not restrict the Companies from acquiring an interest in a supermarket (in such designated areas) by leasing or purchasing a new location that at the time of acquisition (and for six months prior to the acquisition) is not (or was not) being operated as a supermarket. There are no restrictions on the Companies acquiring supermarkets that are located outside the designated areas.

         The Company attempted to acquire Kings Supermarkets, Inc., a chain of 29 stores, mainly located in northern New Jersey, but such attempt was not successful.

Marketing

         The Company advertises in local newspapers on a weekly basis. The Company's advertising emphasizes competitive prices and a variety of merchandise. Some of the Company's vendors offer cooperative advertising allowances, which the Company receives for advertising particular products in its newspaper advertisements.

Competition

         The Company's retail business is subject to intense competition, characterized by low profit margins and requiring regular advertising. All of our Supermarkets are in direct competition with Food Emporium, D'Agostino's, A&P, Pathmark and independent supermarket/grocery operators which do business under the names "Pioneer", "Key Food" and "Associated", many of which are larger and have substantially greater resources than the Company. The Supermarkets also compete with on-line supermarket retailer FreshDirect.com and other outlets that sell products sold by supermarkets in New York City. Those outlets include gourmet food stores, health and beauty aid stores, drug stores, produce stores, bodegas, delicatessens and other retail food establishments.

Sources of Supply; Inventory Policy

         During fiscal 2003 the Company obtained approximately 35% of the merchandise sold in its stores from one supplier, White Rose Foods, Inc. and the balance from other vendors, none of which accounted for more than 10% of merchandise purchased by the Company. The Company believes that its supplier relationships are currently satisfactory. The Company is not dependent on these supplier relationships since merchandise is readily available from numerous sources under different brand names, subject to conditions affecting food supplies generally.The Company's policy is to have its Supermarkets and pharmacies fully stocked with merchandise at all times. This policy requires the Company to carry significant amounts of inventory.

Tradenames

         The Company owns the "Gristede's" tradename. Such name has an established reputation in the areas served by the Supermarkets for convenience, competitive prices, service and a wide variety of quality produce and merchandise. "Gristede's" is a federally registered trademark.


Labor Contracts

         All of the employees of the Company other than 156 full time administrative employees and executives and 152 store managers and co-managers are represented by unions. The table below sets forth the name of each union with which the Company has a collective bargaining agreement and the expiration date of such agreement.

------------------------------------------------------------------------------------------------
                           Name of Union                                        Expiration Date
------------------------------------------------------------------------------------------------
Retail, Wholesale & Chain Store Food Employees Union, Local 338                 October 7, 2006
------------------------------------------------------------------------------------------------
Amalgamated Meat Cutters and Retail Food Local 342 Store Employees
   Union, Local 342-50                                                         October 25, 2007
------------------------------------------------------------------------------------------------
United Food and Commercial Workers Union ("UFCW"), Local 174                  December 20, 2006
------------------------------------------------------------------------------------------------
UFCW, Local 1500                                                                  June 25, 2006
------------------------------------------------------------------------------------------------
UFCW, Local 464A                                                                    May 1, 2006
------------------------------------------------------------------------------------------------
International Brotherhood of Teamsters ("Teamsters"), Local 803                  month-to-month
------------------------------------------------------------------------------------------------
Teamsters, Local 202                                                           January 15, 2010
------------------------------------------------------------------------------------------------

Governmental Approvals

         All of the Supermarkets have obtained all necessary governmental approvals, licenses and operating permits to operate the stores.

Employees

         At February 27, 2004, the Company had approximately 2,180 employees, 2,024 of which are employed at the Supermarkets, the pharmacies or the City Produce warehouse, and 167 of which are employed at the Company's executive offices. Approximately 707 employees were employed on a full-time basis, of which 540 employees work in the Supermarkets or the pharmacies. The Company believes that its relationships with its employees are satisfactory.

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

ITEM 2. PROPERTIES.

         The Company leases all 46 Supermarket locations, its three free standing pharmacies and the warehouse and distribution center operated by City Produce. Including option renewals, one such lease expires prior to 2005, 15 of such leases expire on dates from 2005 through 2013, and 33 of such leases expire on dates from 2014 through 2040 (the warehouse is subject to three leases). Several leases have optional renewal periods. It is generally the Company's intention to exercise such options. The supermarkets range in size from approximately 6,000 to 24,500 square feet of selling space, averaging approximately 10,300 square feet of selling space. All of the stores are air-conditioned, have all necessary fixtures and equipment and are suitable for the retail operations conducted therein.

ITEM 3. LEGAL PROCEEDINGS.

         Ansoumana v. Great Atlantic & Pacific Tea Company, Inc. d/b/a/ A&P, Shopwell Inc. - d/b/a Food Emporium, Gristede's Operating Corp, Duane Reade, Inc., Charlie Bauer, individually and d/b/a B&B Delivery Service a/k/a Citi Express, Scott Weinstein and Steven Pilavan, ind. and d/b/a Hudson Delivery Service Inc., Chelsea Trucking, Inc. a/k/a Hudson York.

On January 13, 2000, plaintiffs commenced a class action lawsuit in the U.S. District Court for the Southern District of New York (hereinafter referred to as the "Ansoumana Action"). Their complaint alleged violations of the Fair Labor Standards Act and the New York Labor Law. Plaintiffs claimed damages for the differential between the amount they were paid by the Great American Delivery Service Company and what the minimum wage was in each specific year dating back to 1994. Thirty-seven delivery workers opted into the class action.

Specifically, the Company was one of the parties sued in this litigation by delivery workers claiming they were not being paid the minimum wage. The delivery workers were employees of the Great American Delivery Company (formerly known as B&B Delivery Service or Citi Express)("Great American"), not employees of the Company. The Company was under contract with Great American to deliver groceries to the Company's customers.

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

Thereafter, Great American was found to be in contempt of several orders and added as a party-defendant by motion to amend the complaint in the Ansoumana Action. In response to those proceedings, Great American filed for bankruptcy. Hence, the breach of contract action commenced by Great American against the Company was stayed. The Company transferred the case to the United States Bankruptcy Court in the Eastern District of New York. Great American's bankruptcy petition was dismissed. Nevertheless, Great American posted a $400,000 bond in the breach of contract action pending in Nassau County to obtain a preliminary injunction and the Company is seeking to collect on the bond on the grounds that the preliminary injunction was improvidently granted.

In August 2003 the Company entered into a stipulation and agreement of settlement, pursuant to which the Company will be obligated to pay $2,600,000 plus up to $650,000 in legal fees, with any remaining amount to be added to the class settlement. The full amount of the proposed settlement will be shared approximately 50/50 by the Company and an affiliate controlled by John A. Catsimatidis. Payment of the legal fees is due in the same percentage installments as the settlement amount, commencing the later of (i) November 28, 2003, or (ii) 10 days after the court approves the payment of attorneys fees and costs. In December 2003, the court approved the proposed settlement as fair, and entered a final judgment in the matter.

An initial payment of $1.3 million (50%) was made on October 16, 2003, by an affiliate, controlled by John A. Catsimatidis, on behalf of the Company. The balance of the proposed settlement amount will be paid by the Company and is due in equal installments of $650,000 on the first and second anniversary of the initial payment, without interest. The plaintiffs have been conditionally granted a subordinated security interest in certain of the Company's assets to secure the payments of the settlement amount. Additionally, recoveries from a $400,000 security bond posted by Great American / Baur shall be solely for the Company's benefit, with any such recovery used to prepay the Company's remaining obligations under the settlement.

The full amount of the $3,250,000 settlement, including legal fees, was recorded as a litigation settlement expense of the Company. Payments received to date from the affiliate were recorded as a capital contribution reflected as additional paid-in capital; future affiliate reimbursements will be similarly recorded.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS.

                  None.





                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Market Information

         The Company's Common Stock is listed and traded on the American Stock Exchange. Since November 12, 1997 the Common Stock has been quoted under stock symbol "GRI." Prior thereto it was quoted under the symbol "SLO." For the years ended November 30, 2003, and December 1, 2002 the quarterly high and low price range for such common stock is shown in the following tabulation.

--------------------------------------------------------------------------------
                          Fiscal Year Ended                Fiscal Year Ended
                          November 30, 2003                 December 1, 2002
--------------------------------------------------------------------------------
Quarter                 High              Low            High              Low
--------------------------------------------------------------------------------
First                  $0.86            $0.57           $1.92            $0.45
--------------------------------------------------------------------------------
Second                  0.86             0.52            1.33             0.90
--------------------------------------------------------------------------------
Third                   1.40             0.50            1.65             0.90
--------------------------------------------------------------------------------
Fourth                  1.43             0.90            1.00             0.65
--------------------------------------------------------------------------------


         The approximate number of holders of record of the Company's Common Stock on February 27, 2004 was 212. The Company believes that there are a significant number of shares of the Company's Common Stock held in street name and, consequently, the Company is unable to determine the actual number of beneficial owners.

Dividends

         The Company has never paid a cash dividend on its Common Stock and does not expect to pay a cash dividend in the near future.

ITEM 6.  SELECTED FINANCIAL DATA

The following selected financial data for fiscal years 2003, 2002, 2001, 2000, and 1999 have been derived from the audited consolidated financial statements of the Company and should be read in conjunction with our Consolidated Financial Statements.

                        -------------------------------  Fiscal year ended -----------------------------

                         November 30,      December 1,      December 2,     December 3,     November 28,
                                 2003             2002             2001            2000             1999
                        -------------    -------------    -------------   -------------    -------------
Sales                   $ 279,686,646    $ 250,732,767    $ 229,988,315   $ 216,325,214    $ 181,980,204
Cost of sales             167,391,201      151,435,010      139,180,967     131,259,228      112,565,940
Gross profit              112,295,445       99,297,757       90,807,349      85,065,986       69,414,264

Store operating,
 general and
 administrative
 expenses                  94,469,217       79,175,726       71,596,708      67,550,165       57,632,921

Corporate overhead         11,473,438        9,830,478        8,329,559       7,435,949        5,917,305

Depreciation and
 amortization               9,618,491        7,989,625        7,204,281       6,284,971        4,668,645

Bad debt expense *
 (credits)                  1,731,436           72,000          250,354        (350,000)         500,000

Interest expense            3,103,891        2,967,181        3,537,281       3,761,941        2,528,677
---------------------------------------------------------------------------------------------------------
Net income (loss)       ($ 11,593,471)   $    (926,407)   $     275,057   $    (190,908)   $  (2,873,331)
---------------------------------------------------------------------------------------------------------
Net income (loss)
 per share              $       (0.59)   $       (0.05)   $        0.01   $       (0.01)   $       (0.15)
---------------------------------------------------------------------------------------------------------
At End of Period
----------------
Total assets            $ 129,356,130    $ 120,612,141    $ 101,131,361   $  96,446,057    $  76,432,518

Long-term debt **          59,992,313       58,137,496       46,682,929      42,378,525       41,800,050

Total liabilities         126,554,879      109,946,047       89,538,860      85,128,613       64,924,166

Certain reclassifications were made to fiscal 2002 consolidated financial statements to conform to the fiscal 2003 presentation.

* Includes $1,639,436 due from an affiliate, and received in full from the affiliate's ultimate parent in accordance with its guarantee in fiscal year 2003. As the payment was made by another affiliate, and not by an unrelated third party, it was required to be accounted for as a bad debt expense of the Company, offset by an equal contribution to paid-in-capital (see Management's Discussion and Analysis of Financial Condition and Results of Operations).

** Includes amounts due to affiliates of $22,008,258, $14,842,437, $14,525,904,
12,129,031, and $9,113,500 respectively, for the fiscal years 2003, 2002, 2001,
2000, and 1999 respectively. The affiliates have agreed not to demand payment of these liabilities in the next fiscal year. There is no stated final maturity date; the entire amount due affiliates as of November 30, 2003 has been subordinated to the banks. The liability presently does not bear interest. However, the Company's credit agreement with its banks permits the Company to pay interest on such subordinated debt provided the Company has a positive net income.

ITEM 7.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

  Company Background

             The fiscal years ended November 30, 2003, December 1, 2002 and December 2, 2001 consisted of 52 weeks each.

              The following table sets forth, as a percentage of sales, components of the Results of Operations:



                                               2003          2002           2001
                                               ----          ----           ----
Sales                                         100.0%        100.0%         100.0%
Cost of sales                                  59.8%         60.4%          60.5%
                                              -----         -----          -----
Gross profit                                   40.2%         39.6%          39.5%
Store operating, general and
   administrative expense                      33.8%         31.6%          31.1%
Pre-store opening startup costs                 0.2%          0.3%           0.1%
Bad debt expense (credits)                      0.6%           --             --
Depreciation and amortization                   3.4%          3.2%           3.1%
Non-store operating expense                     4.1%          3.9%           3.6%
Net Insurance Proceeds -                       (0.7%)          --             --
"Northeast blackout"
Insurance Proceeds-terrorist attack               --         (0.2%)         (0.7%)
Casualty Loss-Terrorist attack                    --           --            0.5%
Write Off Kings Acquisition Costs               0.5%           --             --
Litigation Settlement                           1.2%           --             --
Operating income (loss)                        (2.9%)         0.8%           1.6%
Other expense                                   1.2%          1.2%           1.4%
                                              -----         -----          -----
Income (loss) from operations
   before income taxes                         (4.1%)        (0.4%)          0.2%
Income taxes                                      --           --            0.1%
                                              -----         -----          -----
Net income (loss)                              (4.1%)        (0.4%)          0.1%
                                              -----         -----          -----


         Percentages of individual line items (as a percent of sales) have been rounded to the nearest tenth of a percent, and therefore, the totals may not add to 100%.

Results of Operations (2003 Compared to 2002)

         Sales for the fiscal year 2003 were $279,686,646, an 11.5% increase over sales of $250,732,767 for fiscal 2002. The Company engaged in a major new store expansion commencing in the fourth quarter of 2002 through the second quarter of 2003. During this period, the Company opened 7 new stores, and closed 2 stores. The sales increase in fiscal 2003 versus fiscal 2002 is mainly attributable to this new store expansion and the one store remodeled in fiscal 2003, and to full years sales for those new or remodeled stores opened during fiscal 2002. Same store sales for fiscal 2003 were approximately 3.5% lower than fiscal 2002. The decline in same store sales during the 2003 period was attributable to promotional pricing by a competitor, decrease in sales of certain product categories due to the unseasonably cool and wet summer of 2003, and the August 14, 2003 "Northeast blackout". Same store sales are calculated using stores that were open for business both in the current quarter and in the same period last year.

         During fiscal 2003, the Company recorded certain non-recurring charges to its statement of operations totaling $6,174,618. The majority of these charges ($3,728,538 or 60%) were the result of the accounting treatment required to be used by the Company in recording cash receipts from its affiliates, or cash payments made by its affiliates to third parties on behalf of the Company, pursuant to prior written agreements. These cash receipts were financially favorable to the Company, but because payments were made by affiliates of the Company, instead of unrelated third parties, they were required to be accounted for as non-recurring charges to the Company's statement of operations, offset by equal contributions to additional paid-in-capital. The agreements entered into between the Company and its affiliates were:

         (1) The Company's trade and other accounts receivable from one affiliate were guaranteed by the affiliate's ultimate parent. During fiscal 2003, $1,639,436 from the affiliate was paid in full by the affiliate's ultimate parent, in accordance with its guarantee. This was accounted for as a bad debt expense of the Company, offset by an equal contribution to additional paid-in-capital. Primarily because of this non-recurring charge, bad debt expense for fiscal 2003 was $1,731,436, compared to $72,000 for fiscal 2002.

         (2) In connection with the settlement of litigation with certain delivery workers ("Ansoumana v. et. al."), the Company entered into a stipulation and agreement of settlement, pursuant to which the Company is obligated to pay $2,600,000, plus up to $650,000 in legal fees, with any remaining amount added to the settlement. The settlement amount and legal fees will be shared approximately 50/50 by the Company and an affiliate controlled by John A. Catsimatidis. Nonetheless, the full amount of the settlement, including legal fees, totaling $3,250,000 was recorded as a litigation settlement expense of the Company. Payments to date received from the affiliate ($1,300,000 was paid into escrow in October, 2003, as an initial payment under the settlement) were recorded as a capital contribution reflected as additional paid-in-capital; future affiliate reimbursements will be similarly recorded. The Company is also attempting to recover from a $400,000 security bond posted by one of the defendants in the litigation. Any recoveries from the bond shall be solely for the Company's benefit, with any such recovery used to prepay the Company's remaining obligations under the settlement.

         (3) In connection with the Company's previous efforts to acquire Kings Super Markets, Inc., a supermarket chain, mainly located in northern New Jersey, the Company entered into an arrangement for the funding of acquisition costs with an affiliate. During fiscal 2003, acquisition costs previously capitalized by the Company totaling $ 1,285,182, were charged to operations. The affiliate reimbursed the Company $ 789,102 in accordance with the agreement. This was accounted for as a contribution to additional paid-in-capital.

         The Company suffered significant losses of perishable inventory during the "Northeast blackout" of August 14-15, 2003. To a lesser extent, there were also property repair and damage losses, and related expenses. The Company's inventory is insured for its retail selling price, and property is insured for its new replacement cost. The Company has filed claims for these losses and related expenses with its insurance carriers and expects to recover at least approximately $5.8 million. The minimum claim for associated inventory costs and related expenses is approximately $4 million, resulting in a minimum expected net insurance gain of approximately $1.9 million, which is in lieu of filing separately for business interruption insurance and other expenses related to stocking, restocking and other costs associated with the "blackout". Machinery and other property are insured for their replacement cost. The insurance gain was recorded in the third quarter ended August 31, 2003, without separately accounting for the costs that go against such gain. The insurance carriers have acknowledged that the Company's losses are covered under its policy and have advanced the Company $1 million against its insured claims. The Company is expecting final settlement of its claim prior to August 1, 2004.

         Gross profit was $112,295,445 or 40.2% of sales for fiscal 2003 as compared with $99,297,757 or 39.6% of sales for 2002. The increase in gross profit during the 2003 period was primarily due to the ability of the Company to increase and maintain gross margins on the sale of its products, including having a higher proportion of perishable sales which have higher margins, offset by promotional pricing on new store openings and major remodel re-openings.

         Store operating, general and administrative expenses were $94,469,217 or 33.8% of sales for fiscal 2003 as compared to $79,175,726 or 31.6% of sales for fiscal 2002. The increase in store operating, general and administrative expenses as a percentage of sales in the 2003 period was mainly due to the Company's new store expansion. Advertising expenses, net of cooperative advertising of $629,045 included in store operating, general and administrative expense in fiscal 2003 were $1,394,169 and $2,180,285 for fiscal 2003 and 2002, respectively. In prior years such reimbursements were included as a reduction in cost of sales.

         Pre-store opening startup costs were $530,894 or 0.2% of sales for fiscal 2003 as compared to $741,570 or 0.3% of sales for fiscal 2002. During fiscal 2003, three new stores and one new free standing pharmacy were opened, and 1 store was remodeled, compared to three new stores and six remodeled stores in fiscal 2002. Pre-store opening startup costs were lower in fiscal 2003 owing to the lower total number of stores opened or remodeled.

         Non-store operating expenses were $11,473,438 or 4.1% of sales for fiscal 2003 as compared to $9,830,478 or 3.9% of sales for fiscal 2002. Administrative payroll and fringes were 2.9% of sales for the 2003 period as compared with 2.8% of sales for the 2002 period. The increase in the 2003 period primarily reflects the addition of department and divisional managers to handle the additional business generated by the store expansion program General office expenses as a percentage of sales were 0.9% for the 2003 period as compared to 0.8% for the 2002 period. Professional fees were 0.1% of sales for the 2003 period as compared to 0.2% for the 2002 period. Corporate expenses as a percentage of sales were 0.1 % for both the 2003 and 2002 periods.

         Depreciation and amortization expense was $9,618,491 or 3.4% of sales for fiscal 2003 as compared to $7,989,625 or 3.2% of sales for fiscal 2002. The increase in the 2003 period was primarily a result of significant capital expenditures incurred in connection with the Company's new store expansion and store remodeling program.

         Interest expense was $3,103,891 or 1.1% of sales for fiscal 2003 as compared to $2,967,181 or 1.2% of sales for fiscal 2002. The decrease in expense as a percentage of sales in the 2003 period was primarily attributable to lower bank borrowings and lower prevailing interest rates under the Company's bank credit facility, partially offset by increased capitalized equipment leasing interest expense.

         As a result of the items discussed above, the net loss for fiscal year 2003 was ($11,593,471) as compared to a net loss of ($926,407) for fiscal 2002.

         The new store expansion program significantly lowered earnings and EBITDA for fiscal 2003 through a combination of higher labor costs, promotional pricing reductions of gross margins, and higher advertising, depreciation, interest and rent expense. The Company uses the term "EBITDA" to mean net income before income taxes, interest expense, depreciation, amortization, and changes in deferred rent and other non-cash charges. EBITDA is a term not defined under United States generally accepted accounting principles. The Company's management considers EBITDA to be an important measure in evaluating the Company's financial performance and uses this measure in managing its ongoing operations. The Company's method of computation of EBITDA may or may not be comparable to other similarly titled measures used by other companies. (See reconciliation of EBITDA to net income in the table set forth below).

          New stores incur significantly higher promotional pricing (than remodeled stores) in their initial start-up phase. The negative EBITDA impact of the seven new stores during fiscal 2003 was approximately $3,500,000. Additionally, the two stores closed in fiscal 2003 had a negative EBITDA impact of approximately $200,000. As a result of the new and closed stores, the Company reported a lower EBITDA of $8,459,000 in fiscal 2003, versus EBITDA of $10,873,000 in fiscal 2002.


Reconciliation of EBITDA to net income:

                                                   Fiscal 2003         Fiscal 2002
                                                ------------------------------------
Net (loss)                                      $(11,593,471)         $   (926,407)
Interest expense                                   3,103,891             2,967,181
Income tax expense                                    48,508                40,000
Depreciation, amortization &
   changes in deferred rent                       10,724,993             8,792,406
Other non-cash charges (detailed herein):
   Affiliate bad debt expense                      1,639,436                     -
   Litigation settlement                           3,250,000                     -
   Write-off Kings acquisition costs               1,285,182                     -
                                                  ----------           -----------

EBITDA                                            $8,458,539           $10,873,180
----------------------------------------------------------------------------------


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

         Store operating, general and administrative expenses were $79,175,726 or 31.6% of sales for the year 2002 as compared to $71,596,708 or 31.1% of sales for the year 2001. The increase in store operating, general and administrative expenses as a percentage of sales in the 2002 period was mainly due to new and remodeled stores opening in the latter part of the year. Advertising expenses included in store operating, general and administrative expense were $2,180,285 and $1,572,963 for the years 2002 and 2001, respectively.

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

         Management has filed claims with its insurance carriers as a result the September 11 terrorist attacks for its losses, including business interruption. The Company settled these claims with the insurance company in October 2002 for approximate net proceeds of $1.5 million, and incurred costs of approximately $1.1 million which amounts were reflected in fiscal 2001. The Company further has applied for various government grants amounting to approximately $400,000 net of fees and expects to receive these in full during fiscal 2003. The grants, along with an insurance claim for a theft loss from its warehouse, were recorded in fiscal 2002.

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


Liquidity and Capital Resources

The consolidated financial statements of the Company indicate that at November 30, 2003, current assets exceed current liabilities by $324,425 and stockholders' equity was $2,801,251. Significant working capital changes during fiscal 2003 included a $4,180,710 increase in accounts receivable owing to insurance claims receivable from the August, 2003 "Northeast blackout", a $6,944,215 increase in inventories owing to the recently opened new stores, and a $11,165,693 increase in accounts payable owing to increased vendor payables and litigation settlement expense.

As further discussed in footnote 12 to the Notes to Consolidated Financial Statements herein ("Impact of August 14-15, 2003 Northeast blackout), the Company has filed claims for losses incurred during the "blackout" and expects to recover a total amount of at least $ 5.8 million, against which it has already received $ 1 million. Pending final settlement of its insurance claim, United Acquisition Corp., a corporation indirectly wholly owned by the majority shareholder, agreed to provide the Company with an interim $ 5 million liquidity credit facility available during fiscal 2004. The credit facility has no stated maturity date and does not presently bear interest.

Management believes that cash flows generated from operations, supplemented by financing from its bank facility, third party leasing companies and/or additional financing from the Company's majority shareholder, will be sufficient to pay the Company's debts as they may come due, provide for its capital expenditure program and meet its other cash requirements.

Debt and Debt Service:

In April 2004, the Company's credit agreement with a group of banks was amended to provide for a total facility of $27,116,666, consisting of a $17,000,000 revolving line of credit, and a $10,116,666 term loan. The amendment was effective as of November 29, 2003, and the credit facility as amended provides for: (i) a maturity date of March 31, 2005 for the revolving line of credit, and December 3, 2006 for the term loan, at which time all amounts outstanding thereunder are due, (ii) amortization of the term loan totaling $2,600,000, $2,900,000 and $3,200,000 during fiscal 2004, 2005 and 2006, respectively, and a
$2,500,000 balloon payment at maturity on December 3, 2006, and (iii) certain financial covenants.

         Borrowings under the facility bear interest at a spread over either the prime rate of the bank acting as agent for the group of banks or a LIBOR rate, with the spread dependent on the ratio of the Company's funded debt to EBITDA ratio, as defined in the credit agreement. The average interest rate on amounts outstanding under the facility during fiscal year 2003 was 4.40 % per annum.

         The credit facility contains covenants, representations and events of default typical of credit facility agreements, including financial covenants which require the Company to meet, among other things, a minimum tangible net worth, debt service and fixed charge coverage ratios, and which limit transactions with affiliates. The facility is secured by equipment, inventories and accounts receivable.

The following is a summary of the Company's significant contractual cash obligations for the periods indicated that existed as of November 30, 2003, and is based on information appearing in the notes to consolidated financial statements (amounts in thousands).


                              2004        2005*      2006       2007       2008     Thereafter     Total
                            --------    --------   --------   --------   --------   -----------   --------
Long-term debt              $  2,651    $ 19,975   $  5,925   $     --   $     --   $        --   $ 28,551
Operating leases            $ 18,873    $ 18,597   $ 18,367   $ 16,775   $ 16,606   $   102,241   $191,459
Capital lease obligations   $  5,677    $  4,661   $  3,507   $  2,324   $  1,592   $        --   $ 17,761
                            --------    --------   --------   --------   --------   -----------   --------
Total contractual cash
obligations                 $ 27,201    $ 43,233   $ 27,799   $ 19,099   $ 18,198   $   102,241   $237,771
                            --------    --------   --------   --------   --------   -----------   --------

     * Includes $17,000,000 indebtedness under a revolving credit agreement maturing in March 2005.

         Not included in the above table are net advances from the Company's majority shareholder, through affiliates, totaling $22,008,258 through November 30, 2003 in the form of non-interest bearing loans, which are subordinated to the Company's banks. The liability presently does not bear interest and has no stated maturity date. However, the Company's credit agreement with its banks permits the Company to pay interest on such subordinated debt provided the Company has a positive net income.

         The Company has available affiliate leasing lines of credit sufficient to lease finance equipment for its ongoing store remodeling and expansion program.

Capital Expenditures:

         Capital expenditures for fiscal 2003, including property acquired under capital leases, were $8.8 million compared to $19.3 million for fiscal 2002 and $12.2 million for fiscal 2001. During fiscal 2003, the Company opened three new stores and one free standing pharmacy, remodeled one store (and closed 2 stores).

         The Company has not incurred any material commitments for capital expenditures, although it anticipates spending approximately $2-3 million on store remodeling in fiscal 2004. Such amount is subject to adjustment based on the availability of funds.

Cash Flows:

         Cash provided by operating activities amounted to $3.9 million in fiscal 2003 compared to $6.7 million in fiscal 2002. The change in cash flow from operating activities was primarily due to cash provided by operating assets and liabilities and a larger net loss in fiscal 2003 compared to fiscal 2002. Cash used for investing activities was $6.0 million in 2003 compared to $8.5 million in 2002, resulting from decreased capital expenditures. Cash provided by (used in) financing activities was $2.3 million in fiscal 2003, compared to $1.9 million in 2002 reflecting the additional proceeds provided by an affiliate, and capital contribution in connection of funding of Company costs, offset by repayments of bank loans and capital leases.

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

On December 31, 2002, the FASB issued Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation -Transition and Disclosure" ("SFAS 148"). This standard amends SFAS No. 123, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require more frequent and prominent disclosures in financial statements of the effects of stock-based compensation. The transition guidance and annual disclosure provisions of SFAS 148 are effective for fiscal years ending after December 15, 2002. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. SFAS 148 did not have a material impact on the Company's results of operations, financial position or cash flows, and the Company adopted the disclosure provisions of SFAS 148 as of March 3, 2003, as required.

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

On January 17, 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"). FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after March 15, 2004.

In December 2003, the FASB issued a revision to Interpretation No. 46, "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51"("FIN 46R" or the "Interpretation"). FIN 46R clarifies the application of ARB No. 51, "Consolidated Financial Statements," to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support. FIN 46R requires the consolidation of these entities, known as variable interest entities ("VIEs"), by the primary beneficiary of the entity. The primary beneficiary is the entity, if any, that will absorb a majority of the entity's expected losses, receives a majority of the entity's expected residual returns, or both

Among other changes, the revisions of FIN 46R: (1) clarified some requirements of the original FIN 46, which had been issued in January 2003, (2) eased some implementation problems, and (3) added new scope exceptions. FIN 46R deferred the effective date of the Interpretation for public companies, to the end of the first reporting period ending after March 15, 2004, except that all public companies must at a minimum apply the provisions of the Interpretation to entities that were previously considered "special-purpose entities" under the FASB literature prior to the issuance of FIN 46R by the end of the first reporting period ending after December 15, 2003. The Company is currently evaluating the effect that the adoption of FIN 46 will have on its financial position, cash flows and results of operations.

Emerging Issues Task Force ("EITF") No. 02-16, "Accounting by a Reseller for Cash Consideration Received from a Vendor," provides that cash consideration received from a vendor is presumed to be a reduction in the prices of the vendor's products or services and should, therefore, be characterized as a reduction in cost of sales unless it is a payment for assets or services delivered to the vendor, in which case the cash consideration should be characterized as revenue, or it is a reimbursement of costs incurred to sell the vendor's products, in which case the cash consideration should be characterized as a reduction of that cost. EITF No. 02-16 became effective for the Company in the first quarter of 2003.

Slotting allowances are a small portion of total allowances. With slotting allowances, the vendor reimburses the Company for the cost of placing new product on the shelf. The Company has no obligation or commitment to keep the product on the shelf for a minimum period.

Prior to the adoption of EITF No. 02-16, slotting allowances were considered reimbursement of the Company's costs and recognized when a product was first stocked, which is generally the point at which all related store operating, general and administrative expenses have been incurred. Promotional allowances were recognized when the promotion ran. Beginning with the adoption of EITF No. 02-16 in the first quarter of 2003, slotting and promotional allowances are accounted for as a reduction in the cost of purchased inventory and recognized when the related inventory is sold.

In November 2003, the EITF reached a consensus on EITF No. 03-10, "Application of Issue No. 02-16 by Resellers to Sales Incentives Offered to Consumers by Manufacturers." EITF No. 03-10 addresses the accounting for manufacturer sales incentives offered directly to consumers, including manufacturer coupons. The consensus applies to new arrangements, including modifications to existing arrangements, entered into in fiscal periods beginning after November 25, 2003. Adoption of EITF No. 03-10 is not expected to have a material effect on the Company's financial statements.

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

General

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. The most significant estimates and assumptions relate to the adequacy of allowances for doubtful accounts, fixed assets and other intangibles, inventories, realization of deferred income taxes and the recoverability of internally developed software costs. Actual amounts could differ significantly from these estimates.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                                                       Page No.
                                                                       --------
Independent auditors' report                                             F-1

Consolidated Balance Sheets as of November 30, 2003, and                 F-2
   December 1, 2002

Consolidated Statements of Operations                                    F-4
    for the years ended November 30, 2003,
    December 1, 2002 and December 2, 2001

Consolidated Statements of Stockholders' Equity                          F-5
   for the years ended November 30, 2003,
    December 1, 2002 and December 2, 2001

Consolidated Statements of Cash Flows                                    F-6
   for the years ended November 30, 2003,
    December 1, 2002 and December 2, 2001

Notes to Financial Statements                                            F-7

ITEM 9 CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

                  None.

ITEM 9A CONTROLS AND PROCEDURES.

(a) Based on an evaluation by management of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) as of the end of the fiscal year ended November 30, 2003 (the "Evaluation Date"), each of John Catsimatidis, Chairman and Chief Executive Officer of the Company, and Kishore Lall, Executive Vice President and Chief Financial Officer of the Company, have concluded that the Company's disclosure controls and procedures were effective as of the Evaluation Date.

Notwithstanding the foregoing, a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that it will detect or uncover failures within the Company to disclose material information otherwise required to be set forth in the Company's periodic reports.

(b) There have not been any significant changes in the Company's internal controls over financial reporting that occurred during the Company's fiscal quarter ended November 30, 2003, that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.






                                    PART III

ITEM 10.          DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

Set forth below is certain information as of February 27, 2004 with respect to all directors and executive officers of the Company.

----------------------------------------------------------------------------------------------------------------------------
                                                                         Position with the Company or
                                  Director                                Other Principal Occupation
Name and Age                       Since                                   for the Past Five Years
----------------------------------------------------------------------------------------------------------------------------
John A. Catsimatidis (55)         1988(5)           Chairman of the Board, President and Chief Executive Officer of the
                                                    Company since July 28, 1988; Treasurer of the Company from July 28,
                                                    1988 to March 17, 1998 and since November 15, 1999; President and
                                                    Chief Executive Officer of Red Apple Group, Inc. (holding company)
                                                    and Chairman of the Board and Chief Executive Officer and Director
                                                    of United Refining Company (a refiner and retailer of petroleum products) for more than five years; Director of News Communications
                                                    Inc., a public company whose stock is traded over-the-counter, since
                                                    December 4, 1991.
----------------------------------------------------------------------------------------------------------------------------


--------

     (5) Mr. Catsimatidis also served as a director of the Company from November 4, 1986 to November 27, 1987.

----------------------------------------------------------------------------------------------------------------------------
                                                                         Position with the Company or
                                  Director                                Other Principal Occupation
Name and Age                       Since                                   for the Past Five Years
----------------------------------------------------------------------------------------------------------------------------
Kishore Lall (56)                 1997              Chief Financial Officer since August, 2003, and Executive Vice
                                                    President - Finance and Administration and Secretary of the Company
                                                    since May 2002; Director of the Company since October, 1997;
                                                    consultant to Red Apple Group, Inc. from January 1997 to October
                                                    1997; Director of United Refining Company since 1997; private investor from June 1994 to December 1996; Senior Vice President and
                                                    Head of Commercial Banking of ABN AMRO Bank, New York branch from
                                                    January 1991 until May 1994.


----------------------------------------------------------------------------------------------------------------------------

Martin R. Bring (61)              1988              Stockholder in the law firm of Anderson Kill & Olick, PC., since
                                                    February 1, 2002; Partner in the law firm of Wolf, Block, Schorr and
                                                    Solis-Cohen LLP and predecessor firm for more than five years prior thereto; Director of United Refining Company since 1988.

----------------------------------------------------------------------------------------------------------------------------

Edward P. Salzano (56)            1999              Executive Vice President and Director of Cantisano Foods, Inc., a
                                                    privately held sauce and salsa manufacturing company, for more than
                                                    15 years.
----------------------------------------------------------------------------------------------------------------------------

Andrew Maloney (71)               2002              Counsel to DeFeiss O'Connell & Rose since January 2003; Counsel to Kramer Levin Naftalis & Frankel LLP from April 1998 to December
                                                    2002, and a partner of Brown & Wood, LLP from December 1992 until
                                                    April 1998; United States Attorney for the Eastern District of New
                                                    York from June 1986 until December 1992; Director of United Refining
                                                    Company since 1997.


----------------------------------------------------------------------------------------------------------------------------

Frederick Selby (65)              1978              Chairman of Selby Capital Partners (acquisition and sale of privately owned firms and divisions of public companies) for more than five years; Managing Director and senior officer of mergers and acquisitions division of Bankers Trust Company; Senior Vice
                                                    President of Corporate Finance of B.A.I.I. Banking (Paris) and
                                                    Director of Corporate Finance of Legg Mason Wood Walker prior thereto.
----------------------------------------------------------------------------------------------------------------------------

Martin Steinberg (70)             1998              Independent consultant. Mr. Steinberg also served as a director of the Company from May 1974 to January 1991.

----------------------------------------------------------------------------------------------------------------------------

Audit Committee

The Audit Committee of the Board of Directors is comprised of three directors:
Frederick Selby, Martin Steinberg and Edward Salzano. All of the Audit Committee members are independent as that term is defined in Section 121(A) of the listing standards of the American Stock Exchange. Mr. Selby has been designated as the Audit Committee financial expert (as defined in item 401(h) of Regulation S-K of the Securities Exchange Act of 1934, as amended). The Audit Committee met three times during fiscal year 2003.

Code of Ethics

The Company has adopted a Code of Ethics pursuant to Section 406 of the Sarbanes-Oxley Act of 2002. A copy of the Code of Ethics is being filed herewith as Exhibit 14.1


Section 16(a) Beneficial Ownership Reporting Compliance

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

     To the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company and written representations that no reports were required during fiscal 2003, all Section 16(a) filings applicable to its directors, officers and more than 10 percent beneficial owners were timely filed.

ITEM  11.         EXECUTIVE COMPENSATION.

The following table sets forth for the fiscal years ended November 30, 2003, December 1, 2002, and December 2, 2001 certain information concerning the compensation paid or accrued to certain executive officers of the Company (collectively, the "Named Executive Officers"). The Company believes that the aggregate amount of perquisites and other personal benefits paid to each of the Named Executive Officers did not exceed the lesser of (i) 10% of such officer's total annual salary and bonus or (ii) $50,000. Thus, such amounts are not reflected in the following table.

                                                   SUMMARY COMPENSATION TABLE
--------------------- -------------------- ---------------------------------- ----------------------------------- ------------

                                                                                    Long-term compensation



                                                  Annual Compensation                 Awards           Payouts
                                           ---------------------------------- ----------------------- -----------
                                                                   Other                                              All
                                                                   annual     Restricted                             other
Name and                                                           compen-       stock      Options      LTIP      compensa-
principal                                                Bonus     sation       award(s)     /Sar's     payouts      tion
position *                   Year           Salary ($)    ($)        ($)          ($)         (#)         ($)         ($)
--------------------- -------------------- ----------- -------- ------------- ----------- ----------- ----------- ------------
John Catsimatidis,    Fiscal 2003            $100,000  $     -     $       -   $       -           -    $      -   $        -
  Chairman of the     Fiscal 2002             100,000        -             -           -           -           -            -
  Board, President    Fiscal 2001             100,000        -             -           -           -           -            -
  and Chief
  Executive Officer

Gary Pokrassa *       Fiscal 2003            $150,000  $     -     $       -   $       -           -    $      -   $        -
Chief Financial       Fiscal 2002             150,000        -             -           -           -           -            -
Officer               Fiscal 2001             150,000        -             -           -           -           -            -
--------------------- -------------------- ----------- -------- ------------- ----------- ----------- ----------- ------------


*Mr. Gary Pokrassa, left the Company in August, 2003; Mr. Kishore Lall succeeded him as Chief Financial Officer.


Options Granted in Last Fiscal Year

         The following table sets forth certain information concerning options granted during fiscal 2003 to the Named Executive Officers.

                                                                            Market                      Potential Realizable Value
                                                                           Price of                     At Assumed Annual Rates of
                         Number of       Percentage of                      Common                       Stock Price Appreciation
                        Securities       Total Options                     Stock on                          for Option Term
                        Underlying        Granted to        Exercise       Date of                             Option Term
                         Options         Employees in        Price          Grant       Expiration     ----------------------------
Name                    Granted (#)          2002          ($/Share)      ($/Share)        Date               5% ($) 10%($)
--------------------   --------------   ----------------   -----------   ------------   ------------   ----------------------------
John Catsimatidis            0                --               --            --             --              --            --

Aggregate Options Exercised in Last Fiscal Year and Fiscal Year End Option
Values

      During fiscal 2003, no stock options were exercised by any of the Named Executive Officers. The following table sets forth the number and value of options outstanding at November 30, 2003 held by the Named Executive Officers:


--------------------------------------------------------------------------------------------------------
                                    Number of Unexercised                  Value of Unexercised
                                       Options Held on               in-the-Money Options on November
                                      November 30, 2003                          30, 2003
--------------------------------------------------------------------------------------------------------
       Name                       Exercisable/Unexercisable           Exercisable/Unexercisable
                                  ----------------------------------------------------------------------

       John Catsimatidis                          525,000/0                     0/0




The closing sales price of the Common Stock on the American Stock Exchange on November 28, 2003 (the last trading day before November 30, 2003) was $ 1.05. On November 30, 2003, Mr. Catsimatidis held options to purchase 275,000 shares of Common Stock at $3.75 per share and options to purchase 250,000 shares at $2.875 per share.

Compensation of Directors

Non-officer directors receive a quarterly stipend of $1,500 and $500 for each meeting attended. Directors who serve on committees receive $500 for each meeting attended.

Compensation Committee Interlocks and Insider Participation

The entire Board of Directors acted as the Company's Compensation Committee during fiscal 2003. Two of the seven Directors, John A. Catsimatidis and Kishore Lall, were executive officers of the Company during that fiscal year. None of the other Directors had a relationship with the Company requiring disclosure under applicable SEC disclosure rules. This arrangement is permissible under the listing standards of the American Stock Exchange, because the Company is a "controlled company" as defined in Section 801(a) of the corporate governance requirements of the American Stock Exchange.


COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION

Philosophy. The Company's executive compensation philosophy is to provide competitive levels of compensation, integrate management's pay with the achievement of the Company's long-term performance goals, recognize individual initiative and achievement, and assist the Company in attracting and retaining qualified management. Executive compensation consists of base salary and long term incentive compensation in the form of stock options. The compensation of the Company's executive officers is reviewed and approved by the Compensation Committee. Management compensation is intended to be set at levels that the Compensation Committee believes is consistent with others in the Company's industry.

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

During fiscal 2003, the Compensation Committee met once. Compensation of the Company's executive officers for fiscal 2003 was determined by the Compensation Committee.




ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The following table sets forth certain information regarding ownership of Common Stock on February 27, 2004 by: (i) each stockholder known to the Company to own beneficially more than 5% of the outstanding shares of Common Stock; (ii) each of the Company's directors; (iii) each of the Named Executive Officers; and
(iv) all executive officers and directors of the Company as a group. The address of each person is c/o Gristede's Foods, Inc., 823 Eleventh Avenue, New York, N.Y. 10019. The Company believes that ownership of the shares by the persons named below is both of record and beneficial and such persons have sole voting and investment power with respect to the shares indicated.


Name and Address of
Beneficial Owner                                            Number of Shares        Percent of Class
----------------                                            ----------------        ----------------
John Catsimatidis                                              18,675,150 (1)               92.1%
Martin Steinberg                                                  127,642 (2)                  *

Kishore Lall                                                       70,000 (3)                  *
Martin Bring                                                       26,000 (4)                  *
Frederick Selby                                                    13,110 (5)                  *
Edward P. Salzano                                                   3,000                      *

Andrew J. Maloney                                                       0                      *
Gary Pokrassa                                                           0                      *
All officers and directors as a group (8 persons)              18,914,902 (1)(6)            93.3%

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

EQUITY COMPENSATION PLAN INFORMATION

The following table sets forth additional information as of November 30, 2003, about shares of our Common Stock that may be issued upon the exercise of options and other rights under our existing equity compensation plans and arrangements, divided between plans approved by our stockholders and plans or arrangements not submitted to the stockholders for approval.


----------------------------------------------------------------------------------------------------------------
                             (a)                          (b)                        (c)
----------------------------------------------------------------------------------------------------------------
Plan Category                Number of Securities to be   Weighted-average exercise  Number of Securities
                             issued upon exercise of      price of outstanding       remaining available for
                             outstanding options,         options, warrants and      future issuance under
                             warrants and rights          rights                     equity compensation plans
                                                                                     (excluding securities
                                                                                     reflected in column (a)).
----------------------------------------------------------------------------------------------------------------
Equity compensation plans             1,170,500                      $3.14                     329,500
approved by security
holders

----------------------------------------------------------------------------------------------------------------
Equity compensation plans                --                           --                         --
not approved by security
holders
----------------------------------------------------------------------------------------------------------------
Total                                 1,170,500                      $3.14                     329,500
----------------------------------------------------------------------------------------------------------------

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

The Company leases the following locations from an affiliate, Red Apple Real Estate, Inc., a company wholly owned by John A. Catsimatidis: a portion of its warehouse and distribution facility comprising 25,000 square feet, its office facilities and all or a portion of ten store locations. During fiscal 2003, the Company incurred expenses totaling $3,876,165 for rent and real estate taxes under such leases. The lease terms provide for aggregate rent and real estate taxes of $5,098,927 for fiscal 2004. The leases are triple net whereby the tenant pays all real estate taxes, insurance and maintenance.

Certain of the Company's supermarkets have entered into capital and operating leases with an affiliate, Red Apple Lease Corporation, a corporation wholly owned by John A. Catsimatidis. These leases are primarily for store operating equipment. Obligations under these leases at November 30, 2003 and December 1, 2002 were $2,697,250 and $3,435,385 respectively. These leases require that monthly payments of $76,790 be made to Red Apple Lease Corporation through March 2007.

Certain of the Company's supermarkets have entered into capital leases with an affiliate, United Acquisition Leasing Corp., a company wholly owned by John A. Catsimatidis. These leases are primarily for store equipment. Obligations under these leases at November 30, 2003 and December 1, 2002 were $3,899,970 and $4,030,094 respectively. These leases require that monthly payments of $100,525 be made to United Acquisition Leasing Corp. with various expirations through May 31, 2008.

Amounts due to affiliates, primarily United Acquisition Corp., a corporation indirectly wholly owned by John A. Catsimatidis, represent liabilities in connection with the 1997 Merger and additional advances made to the Company by United Acquisition Corp. since the Merger. These affiliates have agreed not to demand payment of these liabilities in the next fiscal year. Accordingly, the liability has been classified as noncurrent. As part of post-closing adjustments in connection with the 1997 Merger, approximately $3,600,000 that is due from certain of the Company's affiliates has been offset against the amounts due to United Acquisition Corp. The net amount due to affiliates at November 30, 2003 and December 1, 2002 was $22,008,258 and $14,842,437 respectively, of which $22,008,258 and $14,200,000 respectively were subordinated to the Company's banks. The liability presently does not bear interest. However, the Company's credit agreement with its banks permits the Company to pay interest on such subordinated debt provided the Company has a positive net income. There is no stated maturity date.

In October 2002, the Company and Gristede's NY LLC, a company wholly owned by John Catsimatidis and an affiliate of the Company, acquired the fixtures, leasehold improvements and store leases of three stores from the Great Atlantic & Pacific Tea Company for a total purchase price of $5,500,000. The affiliate has leased those assets acquired by it to the Company. Such stores had been closed for more than six months prior to the transaction. Obligations under these capital leases at November 30, 2003 were $4,468,920 and require monthly payments of $79,156 through February 2008 and a balloon payment of $1,629,156 at such time.

In October 2002, in connection with the foregoing, Gristede's NY LLC, received a term loan of $5,000,000 from Commerce Bank, N.A. The loan is guaranteed by Gristede's Foods NY, Inc. (a wholly-owned subsidiary of Namdor, Inc.), and the Company's subsidiaries Namdor Inc., and City Produce Operating Corp., and secured by a pledge of all of the capital stock of Gristede's Foods NY, Inc. The loan had a balance of $ 4,646,939 at November 30, 2003.

Due from related parties - trade, represents amounts due from an affiliated company for merchandise shipped from the Company's subsidiary City Produce Operating Corp., in the ordinary course of business, as well as management fees receivable for administrative and managerial services performed for the affiliated company by the Company. Amounts receivable from the affiliate were guaranteed by a company controlled by John A. Catsimatidis. During fiscal years 2003, 2002 and 2001, merchandise sales to the affiliate were approximately $973,714, $1,054,000 and $1,792,000 respectively. During fiscal 2003, the affiliate ceased operations, and all outstanding amounts due the Company from the affiliate were repaid by another affiliate pursuant to its guarantee. The full collection of all amounts due from the affiliate totaling $1,639,000, was accounted for as a non-cash bad debt expense of the Company, offset by an equal capital contribution reflected as additional paid-in capital.

On February 6, 1998, the Company agreed to purchase substantially all of the assets and assumed certain of the liabilities of a supermarket located at 1644 York Avenue, New York City, that was owned by a corporation controlled by John Catsimatidis. On March 1, 2000 the Company and the affiliate determined to restructure the transaction by rescinding the purchase effective as of February 6, 1998, and entered into an operating agreement which gives the Company full control of the supermarket and the right to operate the supermarket for the account of the Company. The operating agreement presently terminates on December 1, 2004, but the term shall be extended for additional one year periods unless either party gives notice of termination not later than 90 days prior to the end of the then current term of the agreement. Under the operating agreement, the Company shall pay to the affiliate $1.00 per annum, plus such other consideration as may be approved by the Company's directors (excluding John Catsimatidis). Pursuant to the operating agreement the Company or any designee of the Company, also has the option until December 31, 2005 to purchase the supermarket for $2,778,000, which price is the fair market price of the supermarket established on October 11, 1999 by the Company's directors (excluding John Catsimatidis).

In May 2000, another affiliate and the Company entered into a similar operating agreement for a store owned by the affiliate. As consideration, the affiliate receives the nominal amount of $1 per annum, plus such other consideration as may be approved by the Company's directors (excluding John Catsimatidis). The operating agreement presently terminates on May 10, 2005, but the term shall be extended for additional one year periods unless either party gives notice of termination not later than 90 days prior to the end of the then current term of the agreement. Pursuant to the operating agreement, the Company, or any designee of the Company, also has the option until December 31, 2005 to purchase the supermarket for the fair market price of the supermarket as established by the Company's directors (excluding John Catsimatidis) using a valuation criterion similar to that issued for valuing the store at 1644 York Avenue, New York City.

The affiliates' intention in entering into these two operating agreements where the Company enjoys full benefits of ownership for the nominal consideration of $1 per annum per store was to effect post closing adjustments in connection with the 1997 Merger. If the option to purchase the supermarkets is exercised, the excess of the purchase price over the net book value of the assets will be reflected as a charge to equity.

The Company uses the services of an affiliate Red Apple Medical, Inc., a corporation wholly-owned by John Catsimatidis, as an agent for self-insurance purposes. All employee medical claims are submitted to a third party administrator who processes claims to be remitted through a controlled account. Such amounts are reimbursed by the Company to the agent. No fees have been paid to this entity for the fiscal years 2003, 2002 or 2001.



ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Fees Incurred by the Company for BDO Seidman, LLP

     The following table shows the fees paid or accrued by the Company for audit and other services provided by BDO Seidman, LLP for fiscal 2003 and 2002.

                                                2003                   2002
                                                ----                   ----
     Audit Fees (1)                           $219,000              $ 140,250
     Audit-Related Fees (2)                    150,750                110,875
     Tax Fees (3)                                    0                  7,500
     All Other Fees (4)                              0                      0

     Total                                    $369,750               $258,625


The Audit Committee has delegated to the Chair of the Audit Committee the authority to pre-approve audit-related and non-audit services not prohibited by law to be performed by the Company's independent auditors. All of the Audit-Related Fees, Tax Fees, and All Other Fees were approved by the Audit Committee, and were performed by full time permanent employees of BDO Seidman, LLP.

-----------

(1) Audit fees represent fees for professional services provided in connection with the audit of our financial statements and review of our quarterly financial statements and audit services provided in connection with other statutory or regulatory filings.
(2) Audit-related fees consist primarily of accounting consultations, employee benefit plan audits, services related to potential business acquisitions specifically related to the acquisition of King's Supermarkets, Inc.
(3) For fiscal 2003 and 2002, respectively, tax fees principally included tax advice and tax planning fees of $ 0, and $ 7,500 respectively.
(4) All other fees principally include information system security services. There were no such fees in fiscal 2003 and fiscal 2002.

                                     PART IV

Item 15. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K.

         (a) The following documents are filed as part of this Annual Report on Form 10-K.

                  1. Consolidated Financial Statements:

         The Consolidated Financial Statements filed as part of this Form 10-K are listed in the "Index to Consolidated Financial Statements" in Item 8.

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

                     GRISTEDE'S FOODS, INC. AND SUBSIDIARIES

                              INDEX TO S-X SCHEDULE

                                                                   Page
                                                                   ----

Independent Auditors' Report............................            35
Schedule II -- -Valuation & Qualifying Accounts.........            36

INDEPENDENT AUDITORS' REPORT

To the Board of Directors
and Stockholders of Gristedes's Foods, Inc.

         The audits referred to in our report dated April 2, 2004, relating to the consolidated financial statements of Gristede's Foods, Inc. and subsidiaries, which is contained in Item 8 of this Form 10-K, included the audits of the financial statement schedule listed in the accompanying index for each of the three fiscal years in the period ended November 30, 2003. This financial statement schedule is the responsibility of management. Our responsibility is to express an opinion on this schedule based on our audits.

         In our opinion, the financial statement Schedule II - Valuation and Qualifying Accounts, presents fairly, in all material respects, the information set forth therein.





New York,  NY                                      /s/ BDO Seidman, LLP
April 2, 2004                                          BDO Seidman, LLP

Independent Auditors' Report


Board of Directors of
Gristede's Foods, Inc.
New York, New York

We have audited the accompanying consolidated balance sheets of Gristede's Foods, Inc. and subsidiaries (the "Company") as of November 30, 2003, and December 1, 2002, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended November 30, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Gristede's Foods, Inc. and subsidiaries as of November 30, 2003, and December 1, 2002, and the results of their operations and their cash flows for each of the three years in the period ended November 30, 2003, in conformity with accounting principles generally accepted in the United States of America.







New York, NY                                    /s/ BDO Seidman, LLP
April 2, 2004                                   -------------------------
                                                BDO Seidman, LLP

                                                          Gristede's Foods, Inc.
                                                                and Subsidiaries

                                                     Consolidated Balance Sheets


                                                               November 30, 2003     December 1, 2002
Assets
Current:
      Cash                                                          $    693,274         $    576,358
      Accounts receivable - net of allowance for doubtful
        accounts of $572,190 and $481,000 respectively                11,840,262            7,659,552
      Inventories                                                     44,545,385           37,601,170
      Due from related parties - trade                                      --                251,665
      Prepaid expenses and other current assets                        3,645,321            2,825,984
-----------------------------------------------------------------------------------------------------
                 Total current assets                                 60,724,242           48,914,729
-----------------------------------------------------------------------------------------------------
Property and equipment
      Furniture, fixtures and equipment                               21,594,508           20,159,016
      Capitalized equipment leases                                    36,168,381           34,300,805
      Leasehold interests and improvements                            63,986,788           59,323,240
-----------------------------------------------------------------------------------------------------
                                                                     121,749,677          113,783,061
      Less: Accumulated depreciation and amortization                 56,268,219           48,474,655
-----------------------------------------------------------------------------------------------------
               Net property and equipment                             65,481,458           65,308,406
Deposits and other assets                                                897,430            1,120,028
Due from related parties - trade                                            --              1,225,000
Other assets                                                           2,253,000            4,043,978
-----------------------------------------------------------------------------------------------------
                                                                    $129,356,130         $120,612,141
-----------------------------------------------------------------------------------------------------

   The accompanying notes are an integral part of these financial statements.

                                                           Gristede's Foods, Inc
                                                                and Subsidiaries

                                                     Consolidated Balance Sheets



                                                                   November 30, 2003         December 1, 2002
-------------------------------------------------------------------------------------------------------------

Liabilities and Stockholders' Equity
Current:
      Accounts payable, trade                                          $  44,604,655            $  33,438,962
      Accrued payroll, vacation and withholdings                           3,666,344                3,177,933
      Accrued expenses and other current liabilities                       3,331,761                2,343,654
      Capitalized lease obligation - current portion                       5,677,142                4,892,101
      Current portion of long-term debt                                    2,650,740                2,500,740
      Due to affiliates - trade                                              469,175                  398,913
-------------------------------------------------------------------------------------------------------------
                     Total current liabilities                            60,399,817               46,752,303

      Long-term debt-noncurrent portion                                   25,899,803               28,349,802
      Due to affiliates                                                   22,008,258               14,842,437
      Capitalized lease obligation - noncurrent portion                   12,084,252               14,945,257
      Deferred rent                                                        6,162,749                5,056,248
-------------------------------------------------------------------------------------------------------------
                         Total liabilities                               126,554,879              109,946,047
-------------------------------------------------------------------------------------------------------------
Commitments and contingencies
Stockholders' equity:
      Common stock, $0.02 par value - shares authorized
           25,000,000; issued and outstanding 19,636,574                     392,732                  392,732
      Additional paid-in capital                                          17,865,302               14,136,674
      Retained earnings (deficit)                                        (15,456,783)              (3,863,312)
-------------------------------------------------------------------------------------------------------------
              Total stockholders' equity                                   2,801,251               10,666,094
-------------------------------------------------------------------------------------------------------------
                                                                       $ 129,356,130            $ 120,612,141
-------------------------------------------------------------------------------------------------------------


   The accompanying notes are an integral part of these financial statements.

                                                          Gristede's Foods, Inc.
                                                                and Subsidiaries
                                           Consolidated Statements of Operations

                                                               52 Weeks Ended        52 Weeks Ended       52 Weeks Ended
                                                            November 30, 2003      December 1, 2002      December 2, 2001
--------------------------------------------------------------------------------------------------------------------------
Sales                                                           $ 279,686,646         $ 250,732,767         $ 229,988,315
Cost of sales                                                     167,391,201           151,435,010           139,180,966

--------------------------------------------------------------------------------------------------------------------------
        Gross profit                                              112,295,445            99,297,757            90,807,349

Store operating, general and administrative
     expenses                                                      94,469,217            79,175,726            71,596,708
Pre-store opening startup costs                                       530,894               741,570               165,000
Bad debt expense                                                    1,731,436                72,000               250,354
Depreciation and amortization                                       9,618,491             7,989,625             7,204,281

Non-store operating expenses:
       Administrative payroll and fringes                           8,195,782             7,125,070             5,445,675
       General office expense                                       2,613,791             1,993,196             1,998,374
       Professional fees                                              402,392               477,749               709,448
       Corporate expense                                              261,473               234,463               176,062
Net Insurance Proceeds - Northeast Blackout                        (1,911,115)                 --                    --
Insurance proceeds and grants - terrorist                                --                (587,300)           (1,536,510)
    attack and theft
Casualty loss - terrorist attack                                         --                    --               1,068,908
Write off of King's acquisition costs                               1,285,182                  --                    --
Litigation Settlement                                               3,250,000                  --                    --
--------------------------------------------------------------------------------------------------------------------------
                 Operating income  (loss)                          (8,152,098)            2,075,658             3,729,050
--------------------------------------------------------------------------------------------------------------------------

Other income (expense):
       Interest expense                                            (3,103,891)           (2,967,181)           (3,537,281)
       Interest income                                                  3,508                 5,116                 9,016
       Other income (expense)                                        (292,482)                 --                 173,112
--------------------------------------------------------------------------------------------------------------------------
              Total other expense                                  (3,392,865)           (2,962,065)           (3,355,153)
--------------------------------------------------------------------------------------------------------------------------
Income (loss) before provision                                    (11,544,963)             (886,407)              373,897
   for income taxes
Provision for income taxes                                             48,508                40,000                98,840
--------------------------------------------------------------------------------------------------------------------------
Net income (loss)                                               $ (11,593,471)        $    (926,407)        $     275,057
Net income (loss) per share of common
  stock - basic and diluted:                                    $       (0.59)        $       (0.05)        $        0.01
--------------------------------------------------------------------------------------------------------------------------
Weighted average common shares
   Outstanding                                                     19,636,574            19,636,574            19,636,574
--------------------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these financial statements.

                                                          Gristede's Foods, Inc.
                                                                and Subsidiaries

                                                      Consolidated Statements of
                                                            Stockholders' Equity




                                                   Common stock
                                           -----------------------------                            Retained             Total
                                             Number of                       Additional paid-       Earnings          Stockholders'
                                              Shares           Amount           in capital          (deficit)            equity
------------------------------------------------------------------------------------------------------------------------------------
Balance, December 3, 2000                    19,636,574     $    392,732       $ 14,136,674        $ (3,211,962)      $ 11,317,444

Net income                                         --               --                 --               275,057            275,057

Balance, December 2, 2001                    19,636,574          392,732         14,136,674          (2,936,905)        11,592,501

Net loss                                           --               --                 --              (926,407)
                                                                                                                          (926,407)
Balance, December 1, 2002                    19,636,574          392,732         14,136,674          (3,863,312)        10,666,094

Capital contribution in                            --               --            3,728,628                --            3,728,628
connection of funding of company costs

Net loss                                           --               --                 --           (11,593,471)       (11,593,471)
------------------------------------------------------------------------------------------------------------------------------------
Balance, November 30 , 2003                  19,636,574     $    392,732       $ 17,865,302        $(15,456,783)      $  2,801,251
------------------------------------------------------------------------------------------------------------------------------------


   The accompanying notes are an integral part of these financial statements.

                                                          Gristede's Foods, Inc.
                                                                and Subsidiaries

                                           Consolidated Statements of Cash Flows

                                                                     52 Weeks Ended        52 Weeks Ended        52 Weeks Ended
                                                                  November 30, 2003      December 1, 2002      December 2, 2001
--------------------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
Net income (loss)                                                      $(11,593,471)         $   (926,407)         $    275,057
Adjustments to reconcile income / (loss) to net cash
provided by operating activities:
   Depreciation and amortization                                          9,618,491             7,989,625             7,204,281
   Allowance for doubtful accounts                                           91,139                68,245               262,807
   Gain on sale of store                                                       --                    --                (192,177)
   Capital contribution in connection of funding of company               1,575,000                  --                    --
   costs
Changes in operating assets and liabilities:
   Accounts receivable                                                   (4,271,849)           (1,025,081)             (101,193)
   Due from related parties - trade                                       1,476,665              (384,094)             (213,571)
   Due from related parties - other                                            --                    --               3,072,000
   Inventories                                                           (6,944,215)           (5,222,564)           (2,273,651)
   Prepaid expenses and other current assets                               (819,337)             (592,108)              254,461
   Other assets                                                             906,797            (1,099,707)             (677,252)
   Accounts payable, trade                                               11,165,693             6,460,262                22,302
   Accrued payroll, vacation and withholdings                               488,410               742,622                37,719
   Accrued expenses and other current liabilities                           988,107               309,716               723,610
   Due to affiliates - trade                                                 70,263              (394,026)              792,939
   Deferred rent                                                          1,106,502               802,781               951,673
--------------------------------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                                 3,858,195             6,729,264            10,139,005
--------------------------------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
   Proceeds from sale of store                                                 --                    --                 225,000
   Capital expenditures                                                  (6,040,325)           (8,513,933)           (6,475,969)
--------------------------------------------------------------------------------------------------------------------------------
Net cash used in investing activities                                    (6,040,325)           (8,513,933)           (6,250,969)
--------------------------------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
   Repayments of long term debt                                          (2,299,999)           (1,910,757)           (3,429,483)
   Payments on capitalized lease obligations                             (4,720,404)           (3,945,327)           (3,291,959)
   Proceeds from bank loans                                                    --               7,424,704               500,000
   Capital contribution in connection of funding of company               2,153,628                  --                    --
   costs
   Net advances from affiliates                                           7,165,821               316,534             2,396,875
--------------------------------------------------------------------------------------------------------------------------------
Net cash provided by (used in) financing activities                       2,299,046             1,885,154            (3,824,569)
--------------------------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash                                             116,916               100,485                63,465
Cash, beginning of period                                                   576,358               475,873               412,408
--------------------------------------------------------------------------------------------------------------------------------
Cash, end of period                                                    $    693,274          $    576,358          $    475,873
--------------------------------------------------------------------------------------------------------------------------------
Supplemental disclosures of cash flows
   Cash paid for interest                                                 3,103,891          $  2,901,513          $  3,764,726
   Cash paid for (received from) income taxes                                (5,475)              (77,002)               97,135
--------------------------------------------------------------------------------------------------------------------------------
Supplemental disclosure of non-cash investing and financing
activities
   Capital leases - property and equipment and other assets            $  2,727,765          $ 10,783,771          $  5,706,573
--------------------------------------------------------------------------------------------------------------------------------

    The accompanying notes are an integral part of these financial statement.

================================================================================
                                                          Gristede's Foods, Inc.
                                                                and Subsidiaries

                                      Notes to Consolidated Financial Statements




1.       Business and Basis of Presentation

         Gristede's Foods, Inc. and subsidiaries (the "Company") operates 46 supermarkets, three pharmacies and a distribution facility in the New York metropolitan area. On August 12, 1999, the Company changed its name from Gristede's Sloan's Inc., ("Sloan's") to Gristede's Foods, Inc., to reflect its strategy of changing its "Sloan's" banner locations to "Gristede's" subsequent to a store remodeling.

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

       The Company did not recognize any gain or loss as a result of the above acquisition. The Company underwent an "Ownership Change" within the meaning of
Section 382 of the Internal Revenue Code of 1986, as amended, as a consequence of the transaction. As a result, the Company's ability to offset its net operating loss carryforwards arising prior to the transactions against income earned after the transaction is limited.



2.       Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of Gristede's Foods, Inc., and its wholly-owned subsidiaries. All material intercompany accounts and transactions have been eliminated in consolidation.

Fiscal Year

The Company's
fiscal year ends on the Sunday closest to November 30. The fiscal years ended November 30, 2003, December 1, 2002, and December 2, 2001 all include 52 weeks.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash on hand, and highly liquid investments which are readily convertible to known amounts of cash and which have maturities of three months or less.

Revenue Recognition

The Company recognizes revenues from the sale of merchandise at the time merchandise is sold.

Deferred Income

In accordance with Emerging Issues Task Force Statement No. 02-16 "Accounting by a Customer (Including Reseller) for Certain Consideration Received from a Vendor", rebates received from vendors that are based on future purchases are initially deferred and are recognized as a reduction of cost of goods sold based on a systematic allocation as the specific milestones are achieved. Rebates not tied directly to purchases are recognized as a reduction of cost of goods sold on a straight-line basis over the related contract term.

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

================================================================================
                                                          Gristede's Foods, Inc.
                                                                and Subsidiaries

                                      Notes to Consolidated Financial Statements


Significant Concentrations

During fiscal 2003, 2002, and 2001, the Company purchased approximately 35%, 40%, and 39% respectively, of its merchandise from a single supplier. If the Company's relationship with this supplier were disrupted, the Company could purchase from other suppliers without negative impact on its business.


Inventories

Store inventories are valued principally at the lower of cost or market with cost determined under the retail method.

Property, Equipment, Depreciation and Amortization

Property and equipment are stated at cost. Depreciation of furniture, fixtures and equipment is computed by the straight-line method over the estimated useful lives of the assets, with lives ranging from seven to ten years. Leasehold interest and improvements are amortized over the shorter of their estimated useful lives or the lease term, on a straight-line basis, including optional periods where the Company intends to exercise its option. The Company maintains its own internal construction crew. Amounts capitalized for these employees related to store renovations and new store construction were $2,403,477 and $2,493,677 for fiscal 2003 and 2002, respectively.

Software Costs

The Company follows the provisions of Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1"). SOP 98-1 requires the capitalization of certain internally generated software costs. In fiscal 2003 and 2002 the Company capitalized $613,057 and $1,175,000 of such software costs, respectively. Such software is amortized over three years and for fiscal 2003, 2002 and 2001, the Company recorded amortization expense of $308,833, $210,000, and $18,000 respectively.

Leases

The Company charges the cost of operating lease payments and beneficial leaseholds to operations on a straight-line basis over the lives of the leases.

Advertising Expense

In accordance with EITF No. 02-16, reimbursements of advertising costs are characterized as a reduction of advertising expenses. Prior to the adoption of EITF 02-16 in the first quarter of 2003, such reimbursements were characterized as a reduction of costs of goods sold. The Company expenses advertisement costs when the advertisement is first shown. During 2003, 2002, and 2001, $1,394,169, $2,180,285, and $1,572,963 of advertising costs were expensed, respectively, net of cooperative advertising income of $629,045 in 2003.

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

================================================================================
                                                          Gristede's Foods, Inc.
                                                                and Subsidiaries

                                      Notes to Consolidated Financial Statements


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


Under the accounting provisions of SFAS No. 123, the Company's loss and earnings per share would have been adjusted to the pro forma amounts indicated below:

                                2003               2002               2001
                           -------------        ----------         ---------
Income (loss), as          $(11,593,471)        $(926,407)         $275,057
reported

Deduct: Total                     -                (2,900)          (34,750)
stock-based
employee
compensation
determined under
fair value based
method for all
awards, net of
related taxes

Pro forma income           $(11,593,471)        $(929,307)         $240,487
(loss)

Earnings (loss)
per share

Basic, as reported               $(0.59)           $(0.05)             $.01

Basic, pro forma                 $(0.59)           $(0.05)             $.01

Diluted, as                      $(0.59)           $(0.05)             $.01
reported

Diluted, pro forma               $(0.59)           $(0.05)             $.01

================================================================================
                                                          Gristede's Foods, Inc.
                                                                and Subsidiaries

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

The fair value of long-term debt, consisting of the term loans and revolving loan payable as of November 30, 2003 and December 1, 2002 approximates the recorded book value because of the fluctuating interest rates. It was not practical to determine the fair value of the amount due to affiliates, because of the uncertain repayment terms.

Long-Lived Assets

The Company reviews long-lived assets and certain identifiable assets related to those assets for impairment whenever circumstances and situations change such that there is an indication that the carrying amounts may not be recoverable. If the undiscounted future cash flows of the enterprise are less than their carrying amounts, their carrying amounts are reduced to fair value and an impairment loss is recognized. No impairment losses have been necessary through November 30, 2003.

Earnings (Loss) per Share

The Company follows SFAS No. 128, "Earnings Per Share," ("EPS") which requires a presentation of basic EPS and diluted EPS. Basic EPS excludes dilution and is computed by dividing earnings available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS assumes conversion of convertible debt and the issuance of common stock for all other potentially dilutive equivalent shares outstanding. Diluted EPS is the same as basic EPS since the options which could potentially dilute basic EPS were anti-dilutive for the periods presented. Potential common shares of 1,170,500, 1,253,000 and 1,355,500 related to the Company's outstanding stock were excluded from the computation of diluted net loss per share for the years ended November 30, 2003, December 1, 2002 and December 2, 2001 because their effect on net loss per share is anti-dilutive.

Reclassification

Certain reclassifications were made to the fiscal 2002 and 2001 consolidated financial statements to conform to the fiscal 2003 presentation.

Recent Accounting Pronouncements

In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and replaces EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. SFAS No. 146 also establishes that fair value is the objective for initial measurement of the liability. The statement is effective for exit or disposal activities initiated after December 31, 2002. The adoption of SFAS No. 146 did not have a material impact on its financial position or results of operations.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure". SFAS No. 148 amends FASB Statement No. 123, "Accounting for Stock-Based Compensation." Although it does not require use of fair value method of accounting for stock-based employee compensation, it does provide alternative methods of transition. It also amends the disclosure provisions of Statement 123 and APB Opinion No. 28, "Interim Financial Reporting," to require disclosure in the summary of significant accounting policies of the effects of an entity's accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. SFAS No. 148's amendment of the transition and annual disclosure requirements are effective for fiscal years ending after December 15, 2002. The amendment of disclosure requirements of Opinion No. 28 are effective for interim periods beginning after December 15, 2002. The Company will continue to use the intrinsic value method of accounting as allowed under SFAS No. 148 for stock-based compensation.

================================================================================
                                                          Gristede's Foods, Inc.
                                                                and Subsidiaries

                                      Notes to Consolidated Financial Statements


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

On January 17, 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"). FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after March 15, 2004.

In December 2003, the FASB issued a revision to Interpretation No. 46 "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51"(FIN 46R or the "Interpretation"). FIN 46R clarifies application of "ARB No. 51, Consolidated Financial Statements," to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support. FIN 46R requires the consolidation of these activities, known as variable interest entities ("VIE"s) by the primary beneficiary of the entity. The primary beneficiary is the entity, if any, that will absorb a majority of the entity's expected losses, receive a majority of the entity's expected residual returns, or both.

Among the changes, the revisions of FIN 46R: (1) clarified some requirements of the original FIN 46, which had been issued in January 2003, (2) eased some implementation problems, and (3) added new scope exceptions. Fin 46R deferred the effective date of the interpretation for public companies to the end of the first reporting period ending after March 15, 2004, except that all public companies must at a minimum apply the provisions of the interpretation to entities that were previously considered "special purpose entities" under the FASB literature prior to th issuance of FIN 46 by the end of the first reporting period ending after December 15, 2003. The Company is currently evaluating the effect that the adoption of FIN 46 will have on its financial position, cash flows and results of operations.

In November 2003, the EITF reached a consensus on EITF No. 03-10, "Application of Issue No. 02-16 by Resellers to Sales Incentives Offered to Consumers by Manufacturers." EITF No. 03-10 addresses the accounting for manufacturer sales incentives offered directly to consumers, including manufacturer coupons. The consensus applies to new arrangements, including modifications to existing arrangements, entered into in fiscal periods beginning after November 25, 2003. Adoption of EITF No. 03-10 is not expected to have a material effect on the Company's financial statements.

================================================================================
                                                          Gristede's Foods, Inc.
                                                                and Subsidiaries

                                      Notes to Consolidated Financial Statements


3.  Related Party Transactions

(a) On February 6, 1998, the Company agreed to purchase substantially all of the assets and assumed certain of the liabilities of a supermarket located at 1644 York Avenue, New York City, that was owned by a corporation controlled by John Catsimatidis. On March 1, 2000 the Company and the affiliate determined to restructure the transaction by rescinding the purchase effective as of February 6, 1998, and entering into an operating agreement which gives the Company full control of the supermarket and the right to operate the supermarket for the account of the Company. The operating agreement presently terminates on December 1, 2004, but the term shall be extended for additional one year periods unless either party gives notice of termination not later than 90 days prior to the end of the then current term of the agreement. Under the operating agreement, the Company shall pay to the affiliate $1.00 per annum, plus such other consideration as may be approved by the Company's directors (excluding John Catsimatidis). Pursuant to the operating agreement the Company or any designee of the Company, also has the option until December 31, 2005 to purchase the supermarket for $2,778,000, which price is the fair market price of the supermarket established on October 11, 1999 by the Company's directors (excluding John Catsimatidis).

      In May 2000, another affiliate and the Company entered into a similar operating agreement for a store owned by the affiliate. As consideration, the affiliate receives the nominal amount of $1 per annum, plus such other consideration as may be approved by the Company's directors (excluding John Catsimatidis). The operating agreement presently terminates on May 10, 2005, but the term shall be extended for additional one year periods unless either party gives notice of termination not later than 90 days prior to the end of the then current term of the agreement. Pursuant to the operating agreement, the Company, or any designee of the Company, also has the option until December 31, 2005 to purchase the supermarket for the fair market price of the supermarket as established by the Company's directors (excluding John Catsimatidis) using a valuation criterion similar to that issued for valuing the store at 1644 York Avenue, New York City. It is management's opinion that the fair market value of this store is approximately $3 million as of May, 2000.

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

 (b) Certain stores have entered into capital and operating leases with an affiliate, Red Apple Lease Corporation, a company wholly owned by the majority stockholder. Such leases are primarily for store operating equipment. Obligations under capital leases at November 30, 2003, and December 1, 2002 were $2,697,250 and $3,435,385 respectively and require monthly payments of $76,790 through March 2007.

       The Company leases ten locations: a 25,000 square foot warehouse, its office facilities and eight store locations from Red Apple Real Estate, Inc., a corporation wholly owned by the majority stockholder. During fiscal 2003, 2002, and 2001 the Company's total expense for rent and real estate taxes under such leases was $3,876,165, $2,469,000, and $1,610,000 respectively. The lease terms provide for aggregate rent and real estate taxes of $5,098,927 per year in lease payments for fiscal 2004. The leases are triple net whereby the tenant pays all real estate taxes, insurance and maintenance (See Note 6).

         Certain stores have entered into capital leases with an affiliate, United Acquisition Leasing Corp. (a company wholly owned by the majority shareholder). Such leases are primarily for store equipment. Obligations under capital leases at November 30, 2003, and December 1, 2002, were $3,899,970, and $4,030,094 respectively, and require monthly payments of $100,525 through May 30, 2008.

================================================================================
                                                          Gristede's Foods, Inc.
                                                                and Subsidiaries

                                      Notes to Consolidated Financial Statements


(c) In October 2002, the Company and an affiliate of the Company acquired the fixtures, leasehold improvements and store leases of three stores from the Great Atlantic & Pacific Tea Company for a total purchase price of $5,500,000. The affiliate, Gristede's NY LLC, a company wholly owned by the majority stockholder, has leased the assets acquired by it to the Company. Such stores had been closed for more than six months prior to the transaction. Obligations under these capital leases at November 30, 2003 were $4,468,920 and require monthly payments of $79,156 through February 2008 and a balloon payment of $1,629,156 at such time.

         In October 2002, in connection with the foregoing, Gristede's NY LLC, a company wholly owned by the majority stockholder, received a term loan of $5,000,000 from Commerce Bank, N.A.. The loan is guaranteed by Gristede's Foods NY, Inc. (a wholly-owned subsidiary of Namdor, Inc.), and the Company's subsidiaries Namdor Inc, and City Produce Operating Corp., and secured by a pledge of all of the capital stock of Gristede's Foods NY, Inc. The loan had a balance of $ 4,646,939 at November 30, 2003.


(d) Due from related parties - trade, represents amounts due from an affiliated company for merchandise shipped from the Company's subsidiary City Produce Operating Corp., in the ordinary course of business, as well as management fees receivable for administrative and managerial services performed for the affiliated company by the Company. Amounts receivable from the affiliate were guaranteed by a company controlled by the majority stockholder. During fiscal years 2003, 2002, 2001, merchandise sales to the affiliate were approximately $973,714, $1,054,000 and $1,792,000 respectively. During fiscal 2003 the affiliate ceased operations and amounts due the Company from the affiliate were repaid by another affiliate pursuant to its guarantee. The full collection of all amounts due from the affiliate totaling $1,639,000, was accounted for as a non-cash bad debt expense, offset by an equal capital contribution reflected as additional paid-in capital.

(e) The Company uses the services of an affiliate Red Apple Medical, Inc. a corporation wholly-owned by the majority stockholder, as an agent for self-insurance purposes. All employee medical claims are submitted to a third party administrator who processes claims to be remitted through an account controlled by the agent. Such amounts are reimbursed by the Company to the agent. No fees have been paid to this entity for the fiscal years 2003, 2002, and 2001.

================================================================================
                                                          Gristede's Foods, Inc.
                                                                and Subsidiaries

                                      Notes to Consolidated Financial Statements



4. Other Assets
Additions in 2003 totaling $509,623 consist of $177,726 in debt costs, $300,000 in customer lists, $31,897 of deferred acquisition and financing costs.




                                  Estimated Useful                         Accumulated                           Amortization
At November 30, 2003:             Life # of years         Cost            amortization       Net book value           expense
---------------------             ----------------        ----            ------------       --------------      ------------
Acquisition costs, consisting         5 to 10 yrs      $1,463,700           $1,458,100               $5,600          $258,502
mainly of professional fees
Non-compete                            5 yrs            1,565,000            1,222,000              343,000           204,969
covenants
Debt costs                             5 yrs            1,400,000            1,002,000              398,000           190,151
Prescription lists                     5 yrs            2,475,600              971,100            1,504,500           443,022
Other                                  5 yrs              114,200              112,300                1,900            15,874
------------------------------------------------------------------------------------------------------------------------------
Totals                                                 $7,018,500           $4,765,500           $2,253,000        $1,112,518
------------------------------------------------------------------------------------------------------------------------------
                                                                           Accumulated                           Amortization
At December 1, 2002:                                      Cost            amortization       Net book value           expense
---------------------                                     ----            ------------       --------------      ------------
Acquisition costs, consisting         5 to 10 yrs      $1,471,848           $1,205,381             $266,467          $192,161
mainly of professional fees
Non-compete                            5 yrs            1,565,316            1,017,133              548,183           182,493
covenants
Debt costs                             5 yrs            1,222,722              812,036              410,686           222,265
Costs relating to Kings
acquisition                              -              1,153,380                   --            1,153,380                --
Prescription lists                     5 yrs            2,175,582              528,146            1,647,436           269,427
Other                                  5 yrs              114,204               96,378               17,826            17,873
------------------------------------------------------------------------------------------------------------------------------
Totals                                                 $7,703,052           $3,659,074           $4,043,978          $884,219
------------------------------------------------------------------------------------------------------------------------------


Estimated total amortization expense for the next five years is as follows:
                             2004                                    $408,987
                             2005                                     407,035
                             2006                                     407,035
                             2007                                     407,035
                             2008                                     406,602

Costs relating to the Kings acquisition - The Company attempted to acquire Kings Super Markets, Inc., a supermarket chain operating mainly in Northern New Jersey, from its UK parent Marks & Spencer, plc., but was not successful. The Company incurred acquisition costs (primarily professional fees) in the total amount of $1,285,182, of which $ 789,102 was reimbursable and paid by United Acquisition Corp. During the third quarter ended August 31, 2003, $800,000 of previously capitalized costs were charged to operations as it was determined such costs did not have future value; at fiscal year ended November 30, 2003, the remaining $485,182 in capitalized costs were charged to operations. Amounts reimbursable and paid for by United Acquisition Corp., were accounted for as a capital contribution and reflected as additional paid-in capital

================================================================================
                                                          Gristede's Foods, Inc.
                                                                and Subsidiaries

                                      Notes to Consolidated Financial Statements



Prescription lists - Prescription lists consist of customer lists purchased from other pharmacies. There was one additional pharmacy purchased in fiscal 2002.



5. Due to Affiliates
Amounts due to affiliates, primarily United Acquisition Corp., a corporation indirectly wholly owned by the majority shareholder, represent liabilities in connection with the consummation of the Merger as discussed in Note 1 and additional advances made by the affiliate since the Merger. The affiliates have agreed not to demand payment of these liabilities in the next fiscal year. Accordingly, the liability has been classified as noncurrent. As part of post-closing adjustments in connection with the Food Group acquisition, approximately $3,600,000 in due from certain other affiliates has been offset against the amounts due to United Acquisition Corp. The net amount due to affiliates at November 30, 2003, and December 1, 2002 was $22,008,258 and $14,842,437 respectively. Of these amounts, $22,008,258 and $14,200,000 respectively, was subordinated to the Company's banks (See Note 8). The liability presently does not bear interest. However, the Company's credit agreement with its banks permits the Company to pay interest on such subordinated debt provided the Company has a positive net income.

As further discussed in footnote 12 of the Notes to Consolidated Financial Statements herein ("Impact of August 14-15, 2003 Northeast blackout), the Company has filed claims for losses incurred during the "blackout" and expects to recover a total amount of at least $ 5.8 million, against which it has already received $ 1 million. Pending final settlement of its insurance claim, United Acquisition Corp. agreed to provide the Company with an interim $ 5 million liquidity credit facility available during fiscal 2004. The credit facility has no stated maturity date and does not presently bear interest.

================================================================================
                                                          Gristede's Foods, Inc.
                                                                and Subsidiaries

                                      Notes to Consolidated Financial Statements


6. Commitments and Contingencies
The Company operates primarily in leased facilities under non-cancellable operating leases expiring at various dates through 2040. Certain leases provide for contingent rents (based upon store sales exceeding stipulated amounts or on the Consumer Price Index), escalation clauses and renewal options ranging from five to twenty years. The Company is obligated under all leases to pay for taxes, insurance and common area maintenance expenses.

The Company also leases operating equipment. The Company is obligated under all equipment leases to pay for taxes, insurance and maintenance costs incurred in the operation of such equipment.

Rent expense, including taxes, insurance and maintenance costs, under non-cancelable operating leases, (including leases with related parties), for the fiscal years ended November 30, 2003, December 1, 2002, and December 2, 2001 respectively, is as follows:


                                        2003          2002          2001
---------------------------------   -----------   -----------   -----------
Facilities:  Base rents             $22,666,444   $16,979,121   $15,805,048
Contingent rent                         132,000        48,000        48,000
---------------------------------   -----------   -----------   -----------
Rent expense - facilities           $22,798,444   $17,027,121   $15,853,048
---------------------------------   -----------   -----------   -----------
Equipment rental                    $   302,458   $   246,294   $   644,961
---------------------------------   -----------   -----------   -----------

================================================================================
                                                          Gristede's Foods, Inc.
                                                                and Subsidiaries

                                      Notes to Consolidated Financial Statements



Related party rent expense for facilities was $3,430,914, $2,418,054, and $1,610,022 for the years ended November 30, 2003, December 1, 2002, and December 2, 2001 respectively.





Future minimum lease commitments under noncancellable leases as of November 30, 2003 are:

                             Equipment Operating    Facilities--Minimum
Fiscal year ending                   Leases                Commitment
-----------------------------------------------------------------------
      2004                            $161,822           $18,873,295
      2005                              57,338            18,596,868
      2006                               2,217            18,366,696
      2007                                   -            16,775,328
      2008                                   -            16,606,321
      Thereafter                             -           102,240,600
-----------------------------------------------------------------------
                                      $221,377          $191,459,108
-----------------------------------------------------------------------

The above table includes renewal periods where used to determine depreciable asset life.

The net book value of all assets under capital leases including related party capital leases at November 30, 2003, is approximately $22.1 million.

================================================================================
                                                          Gristede's Foods, Inc.
                                                                and Subsidiaries

                                      Notes to Consolidated Financial Statements


The future net minimum lease payments under capital leases are as follows:

----------------------------------------------------------------------
Fiscal year ending
----------------------------------------------------------------------
      2004                                                  $7,127,762
      2005                                                   5,361,791
      2006                                                   4,806,753
      2007                                                   2,524,574
      2008                                                     866,624
      Thereafter                                                     -
----------------------------------------------------------------------
                                                            20,687,504
Less:  Amount representing interest                          2,926,110
----------------------------------------------------------------------
Present value of net minimum lease payments                 17,761,394
Less current obligation                                      5,677,142
----------------------------------------------------------------------
Long term lease obligations                                $12,084,252
----------------------------------------------------------------------

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

As of November 30, 2003 the Company had net operating loss carryforwards of approximately $28.6 million, which expire through fiscal 2018.

Internal Revenue Code Section 382 provides for the limitation on the use of net operating loss carryforwards in years subsequent to a more than 50% cumulative change in ownership. The Company believes that a more than 50% cumulative change in ownership occurred in the 1997 Merger (See Note 1) As a future consequence of the transaction, the Company's ability to offset its net operating loss carry forwards of approximately $5.7 million at the Merger against income earned after the transaction may be limited. If any of the Federal net operating loss carryforwards are realized, any tax benefit will be credited to additional paid-in capital.

The Company had net deferred tax assets of approximately $ 6.8 million and $3.2 million at November 30, 2003 and December 1, 2002, respectively. At November 30, 2003, and December 1, 2002, a valuation allowance has been provided against the deferred tax assets since management cannot predict, based on the weight of available evidence, that it is more likely than not that such assets will be ultimately realized. Accordingly no deferred income taxes were recognized in any of the periods.

The provision for income taxes for fiscal 2003 2002, and 2001 consisted of state and local income taxes, which amounted to approximately $49,000, $40,000, and $99,000 respectively.

================================================================================
                                                          Gristede's Foods, Inc.
                                                                and Subsidiaries

                                      Notes to Consolidated Financial Statements


Deferred tax (assets) liabilities at November 30, 2003 and December 1, 2002 are comprised of the following elements:


                                                     2003             2002
                                                ------------      -----------
Net operating loss carryforwards                $(12,568,000)     $(9,099,000)
Deferred revenue taxable currently                   (59,000)         (55,000)
Allowance for uncollectible accounts                (252,000)        (241,000)
Depreciation and amortization                      9,806,000        6,218,000
Deferred rent not currently deductible            (2,712,000)      (2,528,000)
Charitable contribution carryforward                 (47,000)              --
Accrued expenses                                  (1,012,000)              --
                                                ------------      -----------
Deferred tax (assets) liabilities, net            (6,845,000)      (5,705,000)
Less valuation allowance                           6,845,000        5,705,000
                                                ------------      -----------
Net deferred tax                                $         --      $        --
                                                ============      ===========

================================================================================
                                                          Gristede's Foods, Inc.
                                                                and Subsidiaries

                                      Notes to Consolidated Financial Statements



8. Debt

In April 2004, the Company's credit agreement with a group of banks was amended to provide for a total facility of $27,116,666, consisting of a $17,000,000 revolving line of credit, and a $10,116,666 term loan (the balance at April 1, 2004). The amendment was effective as of November 29, 2003, and the credit facility as amended provides for (i) an extension of the maturity date from November 28, 2004 to March 31, 2005 for the revolving line of credit, (ii) amortization of the term loan in amortizations totaling $2,600,000, $2,900,000, and $3,200,000 during fiscal 2004, 2005 and 2006 respectively, and a $2,500,000 balloon payment at maturity on December 3, 2006. (iii) certain financial covenants.

Long-term debt at November 30, 2003 and December 1, 2002 consists of the following:

                                                              2003          2002
                                                         -----------    -----------
Note payable - interest rate of 9%                       $    66,666    $    66,666

Note payable $224,704, in three equal annual                 224,704        224,704
installments, plus interest at 7.5%; final payment due
September 2005
Term loan payable to banks due December 3, 2006           11,259,173     13,559,172
Revolving loans payable to banks due March 31, 2005       17,000,000     17,000,000
                                                         -----------    -----------
                                                          28,550,543     30,850,542
Less:  Current Portion                                     2,650,740      2,500,740
                                                         -----------    -----------
                                                         $25,899,803    $28,349,802
                                                         -----------    -----------


================================================================================
                                                          Gristede's Foods, Inc.
                                                                and Subsidiaries

                                      Notes to Consolidated Financial Statements



Interest on prime-based loans under the credit facility is payable monthly in arrears; interest on LIBOR-based loans under the credit facility is payable at the end of the applicable interest period.

During the year ended November 30, 2003, the interest rates ranged from 4.31% to 4.57% on the LIBOR-based loans (total principal balance of $28,100,000 at November 30, 2003) and from 5.25% to 5.50% on the prime-based loans (total principal balance of $159,173 at November 30, 2003). The weighted average interest rate paid to the banks during the year ended November 30, 2003 was 4.40%.

The loans are collateralized by certain assets of the Company, including receivables, inventory and store equipment.



Principal maturities of long-term debt as of November 30, 2003 are as follows:

                Fiscal year ending
                --------------------------------------------

                      2004                       $2,651,000
                      2005                       19,975,000
                      2006                        5,925,500
                      2007                                0
                      2008                                0
                --------------------------------------------
                Total maturities                $28,551,000
                --------------------------------------------

9. Retirement Plan

The Company participates in various defined contribution multi-employer union pension plans, which are administered jointly by management and union representatives, and which sponsor most full-time and certain part-time union employees. The pension expense for these plans approximated $1,569,000 $1,161,000, and $1,052,000 for 2003, 2002, and 2001 respectively. The Company could, under certain circumstances, be liable for unfunded vested benefits or other expenses of jointly administered union- management plans.

10. Stock Option Plans

On October 7, 1994, the Company granted the Chairman a non-qualified stock option to purchase an aggregate of 275,000 shares of common stock at a price of $3.75 per share (the fair market value at that date).

On August 12, 1996, the Company granted the Chairman a non-qualified stock option to purchase an aggregate of 250,000 shares of common stock at a price of $2.875 per share the fair market value at that date.

The Company currently has one incentive plan and five nonqualified plans under which stock options may be granted to officers, directors and key employees of the Company. The options to purchase shares of common stock were issued at fair market value on the date of the grant, begin vesting over three to five years, and expire ten years from issuance and are conditioned upon continual employment during the vesting period.

In addition to the one incentive plan, the Company has granted stock options to certain key executives and directors. The options vest over three to five years and contractual lives of these grants are similar to that of the incentive plan.

The Company applies APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations for its stock option grants. Generally, compensation expense is not recognized for stock option grants.

================================================================================
                                                          Gristede's Foods, Inc.
                                                                and Subsidiaries

                                      Notes to Consolidated Financial Statements


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

SFAS No. 123 requires the Company to provide pro forma information regarding net loss and earnings per share as if compensation cost of the Company's stock option plans had been determined in accordance with the fair value based method prescribed in SFAS No. 123. During 2003, 2002, and 2001 there were no options granted.

================================================================================
                                                          Gristede's Foods, Inc.
                                                                and Subsidiaries

                                      Notes to Consolidated Financial Statements



A summary of the status of the Company's stock option plans is presented below:


                                                          Weighted Average
                                         Shares            Exercise Price
--------------------------------------------------------------------------

Balance, December 3, 2000               1,400,500                 $3.21
         Granted:                              --                    --
         Exercised:                            --                    --
         Forfeited:                       (45,000)                 3.33

--------------------------------------------------------------------------
Balance, December 2, 2001               1,355,500                  3.21
         Granted:                              --                    --
         Exercised:                            --                    --
         Forfeited:                      (102,500)                 4.25
--------------------------------------------------------------------------
Balance, December 1, 2002               1,253,000                  3.14
         Granted:                              --                    --
         Exercised:                            --                    --
         Forfeited:                       (82,500)                 2.99
--------------------------------------------------------------------------
Balance, November 30, 2003              1,170,500                 $3.14
--------------------------------------------------------------------------

Options exercisable as of November 30, 2003, and December 1, 2002 were 1,170,500 and 1,253,500 respectively.


All options prior to November 10, 1997 were assumed from Sloan's by the Company. The following table summarizes information as of November 30, 2003 concerning outstanding and exercisable options:



                                      Options Outstanding                                          Options Exercisable
                            ----------------------------------------                     ----------------------------------------
                                                  Weighted Average
                                                     Remaining
       Range of exercise                            Contractual       Weighted Average                         Weighted Average
             prices         Number Outstanding         Life            Exercise Price    Number Exercisable     Exercise Price
      --------------------- -------------------- ------------------- ------------------- -------------------- -------------------
           $3.75                   275,000              0.9                $3.75               275,000               $3.75
            3.81                    22,000              1.0                 3.81                22,000                3.81
            5.63                    91,000              1.1                 5.63                91,000                5.63
            2.88                   250,000              2.8                 2.88               250,000                2.88
            2.63                   447,500              4.4                 2.63               447,500                2.63
            1.88                    85,000              5.5                 1.88                85,000                1.88
      --------------------- -------------------- ------------------- ------------------- -------------------- -------------------
           $1.88-5.63            1,170,500              3.0                $3.14             1,170,500               $3.14
      --------------------- -------------------- ------------------- ------------------- -------------------- -------------------


================================================================================
                                                          Gristede's Foods, Inc.
                                                                and Subsidiaries

                                      Notes to Consolidated Financial Statements




11. Litigation

Ansoumana v. Great Atlantic & Pacific Tea Company, Inc. d/b/a/ A&P, Shopwell Inc. - d/b/a Food Emporium, Gristede's Operating Corp, Duane Reade, Inc., Charlie Bauer, individually and d/b/a B&B Delivery Service a/k/a Citi Express, Scott Weinstein and Steven Pilavan, ind. and d/b/a Hudson Delivery Service Inc., Chelsea Trucking, Inc. a/k/a Hudson York.

On January 13, 2000, plaintiffs commenced a class action lawsuit in the U.S. District Court for the Southern District of New York (hereinafter referred to as the "Ansoumana Action"). Their complaint alleged violations of the Fair Labor Standards Act and the New York Labor Law. Plaintiffs claimed damages for the differential between the amount they were paid by the Great American Delivery Service Company and what the minimum wage was in each specific year dating back to 1994. Thirty seven delivery workers have opted into the class action.

Specifically, the Company was one of the parties sued in this litigation by delivery workers claiming they were not being paid the minimum wage. The delivery workers were employees of the Great American Delivery Company (formerly known as B&B Delivery Service or Citi Express)("Great American"), not employees of the Company. The Company was under contract with Great American to deliver groceries to the Company's customers.

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

Thereafter, Great American was found to be in contempt of several orders and added as a party-defendant by motion to amend the complaint in the Ansoumana Action. In response to those proceedings, Great American filed for bankruptcy. Hence, the breach of contract action commenced by Great American against the Company was stayed. The Company transferred the case to the United States Bankruptcy Court in the Eastern District of New York. Great American's bankruptcy petition was dismissed. Great American's breach of contract action commenced in Nassau County has been stayed pending a resolution of the Ansoumana Action. Nevertheless, Great American posted a $400,000 bond in the breach of contract action pending in Nassau County to obtain a preliminary injunction and the Company intends to seek to collect on the bond on the grounds that the preliminary injunction was improvidently granted.

In August 2003, the Company entered into a stipulation and agreement of settlement, pursuant to which the Company will be obligated to pay $2,600,000 plus up to $650,000 in legal fees, with any remaining amount to be added to the class settlement. The full amount of the proposed settlement will be shared approximately 50/50 by the Company and an affiliate controlled by John A. Catsimatidis. Payment of the legal fees is due in the same percentage installments as the settlement amount, commencing the later of (i) November 28, 2003, or (ii) 10 days after the court approves the payment of attorneys fees and costs. In December 2003, the court approved the proposed settlement as fair, and entered a final judgment in the matter.

================================================================================
                                                          Gristede's Foods, Inc.
                                                                and Subsidiaries

                                      Notes to Consolidated Financial Statements



An initial payment of $1.3 million (50%) was made on October 16, 2003, by an affiliate, controlled by John A. Catsimatidis, on behalf of the Company. The balance of the proposed settlement amount will be paid by the Company and is due in equal installments of $650,000 on the first and second anniversary of the initial payment, without interest. The plaintiffs have been granted a conditional subordinated security interest in certain of the Company's assets to secure the payments of the settlement amount. Additionally, recoveries from a $400,000 security bond posted by Great American / Baur shall be solely for the Company's benefit, with any such recovery used to prepay the Company's remaining obligations under the settlement.

The full amount of the proposed settlement ($3,250,000), including legal fees, was recorded as a litigation settlement expense of the Company. Payments received to date from the affiliate were recorded as a capital contribution and a credit to additional paid-in capital; future affiliate reimbursements will be similarly recorded.

12. Impact of August 14-15, 2003 "Northeast blackout".

The Company suffered significant losses of perishable inventory during the "Northeast blackout" of August 14-15, 2003. To a lesser extent, there were also property repair and damage losses, and related expenses. The Company's inventory is insured for its retail selling price, and property is insured for its new replacement cost. The Company has filed claims for these losses and related expenses with its insurance carriers and expects to recover at least approximately $5.8 million. The minimum claim for associated inventory costs and related expenses is approximately $4 million, resulting in a minimum expected net insurance gain of approximately $1.9 million, which is in lieu of filing separately for business interruption insurance and other expenses related to stocking, restocking and other costs associated with the "blackout". Machinery and other property are insured for their replacement cost. The insurance gain was recorded in the third quarter ended August 31, 2003, without separately accounting for the costs that go against such gain. The insurance carriers have acknowledged that the Company's losses are covered under its policy and have advanced the Company $1 million against its insured claims. The Company is expecting final settlement of its claim prior to August 1, 2004.

13.  Impact of the Terrorist Attacks of September 11, 2001

The Company has two stores in the World Trade Center area of Manhattan, which were forced to close as a result of the terrorist attacks of September 11, 2001. One store reopened for business on October 1, 2001, the other was renovated and reopened in May 2002. The Company suffered property damage losses, including inventory, costs to repair and clean fixtures and facilities and loss of revenue. Management filed claims for the above losses with its insurance carriers, including business interruption. The Company settled these claims with the insurance company in October 2002 for approximate net proceeds of $1.5 million.

================================================================================
                                                          Gristede's Foods, Inc.
                                                                and Subsidiaries

                                      Notes to Consolidated Financial Statements




14. Quarterly Financial Data (Unaudited) (in thousands, except per share data)



Financial data for the interim periods of Fiscal 2003 and Fiscal 2002 is as follows:

                                       13 weeks           13 weeks             13 weeks                13 weeks
                                          ended              ended                ended                   ended           Fiscal
                                  March 2, 2003       June 1, 2003      August 31, 2003       November 30, 2003             2003
---------------------------------------------------------------------------------------------------------------------------------
Sales                                   $74,595            $70,992              $64,698                 $69,402         $279,687
Gross Profit                             29,159             28,944               26,312                  27,880          112,295
Net Income (loss)                        (1,383)              (913)              (4,742)                 (4,555)         (11,593)
Net Income (loss) per share              $(0.07)            $(0.05)              $(0.24)                 $(0.23)          $(0.59)

                                       13 weeks           13 weeks             13 weeks                13 weeks
                                          ended              ended                ended                   ended           Fiscal
                                  March 3, 2002       June 2, 2002    September 1, 2002        December 1, 2002             2002
---------------------------------------------------------------------------------------------------------------------------------
Sales                                   $59,791            $61,879              $60,506                 $68,557         $250,733
Gross Profit                             23,761             24,908               24,221                  26,408           99,298
Net Income (loss)                           761                206                (777)                 (1,116)            (926)
Net Income (loss) per share               $0.04              $0.01              $(0.04)                 $(0.06)          $(0.05)


Fiscal year 2003 included significant adjustments of the following: (i) Third quarter adjustment to account for bad debt expense of $1,639,436 arising from one affiliate having paid in full the trade and other receivables it had guaranteed for another affiliate; (ii) Write off of previously capitalized costs associated with the unsuccessful acquisition of King's Supermarkets amounting to $1,285,182, of which $800,000 was recorded in the third quarter and $485,182 in the fourth quarter. An affiliate reimbursed the Company $789,102 in accordance with an arrangement for the funding of the acquisition costs and was accounted for as a contribution to additional paid -in-capital; (iii) Litigation settlement of $3,250,000 relating to the Ansoumana v. et el pursuant to which the Company must pay $2,600,00 plus $650,000 in legal fees. $1.3 million was recorded in the third quarter and $1,950,000 was recorded in the fourth quarter;
(iv) in the fourth quarter, the company recorded a favorable adjustment with regard to accrued real estate taxes totaling $384,947.

The fourth quarter of fiscal 2002 included significant adjustments of the following: an inventory adjustment of $304,000 to reflect the lower of cost or market and an accrual of $213,000 relating to self-insurance health care costs.

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                                                                              Additions
                                          Balance At        Additions      (Deductions) For
                                         Beginning of   Charged to Costs      Write-Offs         Balance At End
DESCRIPTION OF DEDUCTIONS                   Period        and Expenses       (Recoveries)          of Period
---------------------------------------------------------------------------------------------------------------

YEAR ENDED Dec. 2, 2001:
Reserve and allowances deducted
  from asset accounts:
Allowance for uncollectible accounts       $150,000         $250,354           $12,646             $413,000

YEAR ENDED Dec. 1, 2002:
Reserve and allowances deducted
  from asset accounts:
Allowance for uncollectible accounts       $413,000          $72,000           $(4,000)            $481,000

YEAR ENDED Nov. 30, 2003:
Reserve and allowances deducted
  from asset accounts:
Allowance for uncollectible accounts       $481,000         $139,377          ($48,187)            $572,190

                   Exhibits
                   --------

Number      Description
------      -----------

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

10.12 Amended and Restated Loan Agreement dated as of October 31, 2001 (the "Loan Agreement") among the Company, Citibank, Israel Discount Bank of New York, and Bank Leumi USA. Incorporated by reference to
            Exhibit 10.22 to the Company's Annual Report on Form 10-K for the fiscal year ended December 2, 2001.

*10.13      Fifth Amendment dated as of November 29, 2003 to Loan Agreement.

11.         Statement re: computation of per share income (loss). Not required.

*14.1       Code of Ethics pursuant to Section 406 of the Sarbanes-Oxley Act of
            2002.

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

*31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*Filed herewith.

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
                                                GRISTEDE'S FOODS, INC.


Dated:   April 5, 2004                          By:  /s/John A. Catsimatidis
                                                     --------------------------
                                                     John A. Catsimatidis
                                                     Chairman of the Board




      Signature                             Title                                           Date
      ---------                             -----                                           ----


/s/John A. Catsimatidis            Chairman of Board, President and                      April 5, 2004
-----------------------            Chief Executive Officer (Chief Executive
John A. Catsimatidis               Officer and Chief Operating Officer)



/s/ Kishore Lall                   Chief Financial Officer and Director                  April 5, 2004
-----------------
Kishore Lall



/s/ Martin Bring                   Director                                              April 5, 2004
---------------------------
Martin Bring



/s/ Andrew J. Maloney              Director                                              April 5, 2004
----------------------
Andrew J. Maloney


/s/ Edward P. Salzano              Director                                              April 5, 2004
---------------------------
Edward P. Salzano



/s/ Frederick Selby                Director                                              April 5, 2004
------------------------
Frederick Selby



/s/ Martin Steinberg               Director                                              April 5, 2004
---------------------
Martin Steinberg