Form 10-Q
period 2004-02-29
GRISTEDES FOODS INC
filed 2004-05-17
CIK 28325

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 29, 2004

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

Yes  |_|  No |X|



At February 27, 2004, registrant had issued and outstanding 19,636,574 shares of common stock.

                             GRISTEDE'S FOODS, INC.


PART I - FINANCIAL INFORMATION

   Item 1.    Financial Statements


Consolidated Balance Sheets as of
         February 29, 2004 and November 30, 2003                         Page 3

Consolidated Statements of Operations for
         the 13 weeks ended February 29, 2004
         and March 2, 2003                                               Page 4

Consolidated Statements of Stockholders'
         Equity for the 52 weeks ended
         November 30, 2003 and the
         13 weeks ended February 29, 2004                                Page 5

Consolidated Statements of Cash Flows for
         the  13 weeks ended February 29, 2004
         and March 2, 2003                                               Page 6

Notes to Consolidated Financial Statements                               Page 7


   Item 2.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations                         Page 13

   Item 3.  Quantitative and Qualitative Disclosures About Market
            Risk                                                        Page 17

   Item 4.  Controls and Procedures                                     Page 17

PART II - OTHER INFORMATION                                             Page 19

Item 1
Financial Statements

                             GRISTEDE'S FOODS, INC.
                           CONSOLIDATED BALANCE SHEETS


                                                                                      (Unaudited)
                                                                                      February 29,     November 30,         DIFF
                                                                                          2004            2003
                                                                                     -------------    ------------
ASSETS
CURRENT ASSETS:
         Cash                                                                        $     650,222    $     693,274         (43,052)
         Accounts receivable - net of allowance for doubtful accounts                   10,312,560       11,840,262      (1,527,702)
            of $589,892 at February 29, 2004 and $572,190 at November 30, 2003                   0
         Inventories                                                                    47,234,355       44,545,385       2,688,970
         Prepaid expenses and other current assets                                       3,784,468        3,645,321         139,147
                                                                                     -------------    -------------

                  Total current assets                                                  61,981,605       60,724,242       1,257,363
                                                                                     -------------    -------------   -------------

PROPERTY AND EQUIPMENT:
         Furniture, fixtures and equipment                                              21,767,033       21,594,508         172,525
         Capitalized equipment leases                                                   36,168,383       36,168,381               2
         Leaseholds and leasehold improvements                                          65,022,186       63,986,788       1,035,398
                                                                                     -------------    -------------   -------------

                                                                                       122,957,602      121,749,677       1,207,925
         Less accumulated depreciation and amortization                                 58,444,646       56,268,219       2,176,427
                                                                                     -------------    -------------   -------------

                  Net property and equipment                                            64,512,956       65,481,458        (968,502)

         Deposits and other assets                                                         913,232          897,430          15,802
         Other assets                                                                    2,236,678        2,253,000         (16,322)
                                                                                     -------------    -------------

TOTAL                                                                                $ 129,644,471    $ 129,356,130         288,341
                                                                                     =============    =============   =============

LIABILITIES AND STOCKHOLDERS' EQUITY                                                                                              0

CURRENT LIABILITIES:                                                                                                              0
         Accounts payable, trade                                                     $  45,800,638    $  44,604,656       1,195,982
         Accrued payroll, vacation and withholdings                                      3,274,001        3,666,344        (392,343)
         Accrued expenses and other current liabilities                                  2,775,574        3,331,761        (556,187)
         Due to affiliates - trade                                                         584,443          469,175         115,268
         Capitalized lease obligations - current portion                                 5,143,430        5,677,142        (533,712)
         Current portion of long term debt                                               8,650,542        2,650,740       5,999,802
                                                                                     -------------    -------------

                  Total current liabilities                                             66,228,628       60,399,817       5,828,811
                                                                                                                                  0
         Long-term debt - noncurrent portion                                            19,275,001       25,899,803      (6,624,802)
         Due to affiliates                                                              24,018,521       22,008,258       2,010,263
         Capitalized lease obligations - noncurrent portion                             10,928,701       12,084,252      (1,155,551)
         Deferred rent                                                                   6,443,941        6,162,749         281,192
                                                                                     -------------    -------------

                  Total liabilities                                                    126,894,792      126,554,879         339,913
                                                                                     -------------    -------------   -------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
         Preferred stock, $50 Par, -shares authorized 500,000; none issued                      --               --
         Common stock, $0.02 par value - shares authorized 25,000,000; outstanding
              19,636,574 shares at February 29, 2004 and November 30, 2003                 392,732          392,732               0
         Additional paid-in capital                                                     18,065,302       17,865,302         200,000
         Retained earnings/ (deficit)                                                  (15,708,355)     (15,456,783)       (251,572)
                                                                                     -------------    -------------   -------------

                  Total stockholders' equity                                             2,749,679        2,801,251         (51,572)
                                                                                     -------------    -------------   -------------

TOTAL                                                                                $ 129,644,471    $ 129,356,130         288,341
                                                                                     =============    =============   =============
                                                                                                                                 (0)

The accompanying notes are an integral part of these financial statements

                             GRISTEDE'S FOODS, INC.
                 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
           FOR THE 13 WEEKS ENDED FEBRUARY 29, 2004 AND MARCH 2, 2003

                                                                      13 weeks           13 weeks
                                                                        ended              ended
                                                                     February 29,         March 2,
                                                                       2004                2003
                                                                    ------------       ------------
Sales                                                               $ 69,838,182       $ 74,594,759
Cost of sales                                                         40,569,192         45,435,373
                                                                    ------------       ------------

Gross profit                                                          29,268,990         29,159,386

Store operating, general and administrative expenses                  23,640,496         24,331,332

Pre-store opening startup costs                                               --            235,007

Depreciation and amortization                                          2,378,607          2,380,026

Non-store operating expenses:

    Administrative payroll and fringes                                 1,782,362          2,006,665
    General office expense                                               762,818            583,053
    Professional fees                                                    104,693            105,519
    Corporate expense                                                     75,518             59,108
                                                                    ------------       ------------

Total non-store operating expenses                                     2,725,391          2,754,345
                                                                    ------------       ------------

Operating income (loss)                                                  524,496           (541,324)
                                                                    ------------       ------------

Other income (expense):

    Interest expense                                                    (776,929)          (842,649)
    Interest income                                                          861              1,237
                                                                    ------------       ------------

Total other income (expense) - net                                      (776,068)          (841,412)
                                                                    ------------       ------------

Loss before income taxes                                                (251,572)        (1,382,736)

Provision for income taxes                                                    --                 --
                                                                    ------------       ------------

Net loss                                                            $   (251,572)      $ (1,382,736)
                                                                    ============       ============

Net loss per share; basic and diluted                               ($      0.01)      ($      0.07)
                                                                    ============       ============

Weighted average number of shares and
equivalents outstanding                                               19,636,574         19,636,574
                                                                    ============       ============



The accompanying notes are an integral part of these financial statements.

                             GRISTEDE'S FOODS, INC.
            UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                    FOR THE 52 WEEKS ENDED NOVEMBER 30, 2003
                  AND FOR THE 13 WEEKS ENDED FEBRUARY 29, 2004

                                                                                    Additional        Retained          Total
                                                            Common stock              Paid-In         earnings       Stockholders'
                                                       Shares          Amount         Capital         (deficit)          Equity
                                                   ------------    ------------    ------------     ------------     -------------
Balance at December 1, 2002                          19,636,574    $    392,732    $ 14,136,674     $ (3,863,312)    $ 10,666,094

Capital contribution in connection of                        --              --       3,728,628               --        3,728,628
funding of company costs

Net loss                                                     --              --              --      (11,593,471)     (11,593,471)

                                                   ------------    ------------    ------------     ------------     ------------

Balance at November 30, 2003                         19,636,574         392,732      17,865,302      (15,456,783)       2,801,251
                                                   ------------    ------------    ------------     ------------     ------------


Capital contribution in connection of                        --              --         200,000               --          200,000
funding of company costs

Net loss                                                     --              --              --         (251,572)        (251,572)


Balance at February 29, 2004                         19,636,574    $    392,732      18,065,302      (15,708,355)       2,749,679
                                                   ============    ============    ============     ============     ============



The accompanying notes are an integral part of these financial statements.

                             GRISTEDE'S FOODS, INC.
                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
           FOR THE 13 WEEKS ENDED FEBRUARY 29, 2004 AND MARCH 2, 2003


                                                                                   13 weeks         13 weeks
                                                                                     ended           ended
                                                                                  February 29,      March 2,
                                                                                      2004            2003
                                                                                  ------------    ------------
Cash flows from operating activities:

   Net loss                                                                        $  (251,572)   $(1,382,736)

   Adjustments to reconcile net loss to net cash provided by
   operating activities:
     Depreciation and amortization                                                   2,378,607      2,380,026
     Change in allowance for bad debts                                                  17,702         17,483
       Capital contribution in connection of                                           200,000             --
        funding of company costs
     Changes in operating assets and liabilities:
       Accounts receivable                                                           1,510,000       (275,353)
       Inventories                                                                  (2,688,970)    (1,813,229)
       Due to/from related parties - trade                                             103,550       (344,266)
       Prepaid expenses and other current assets                                      (139,148)       752,949
       Other assets                                                                    106,664        (56,486)
       Accounts payable, trade                                                       1,195,982      2,822,397
       Accrued payroll, vacation and withholdings                                     (392,342)       260,385
       Accrued expenses and other current liabilities                                 (852,794)        47,560
       Deferred rent                                                                   281,192        276,457
                                                                                   -----------    -----------

         Net cash provided by operating activities                                   1,468,871      2,685,187
                                                                                   -----------    -----------

Cash flows from investing activities:
   Capital expenditures                                                             (1,207,923)    (2,223,162)
                                                                                   -----------    -----------

         Net cash used in investing activities                                      (1,207,923)    (2,223,162)
                                                                                   -----------    -----------

Cash flows from financing activities:
    Repayments of bank loan                                                           (625,000)      (575,000)
    Repayment of capitalized lease obligations                                      (1,689,262)    (1,192,965)
    Advances from affiliates                                                         2,010,262      1,346,010
                                                                                   -----------    -----------


         Net cash used in financing activities                                        (304,000)      (421,955)
                                                                                   -----------    -----------

Net increase  (decrease) in cash                                                       (43,052)        40,070

Cash, begining of period                                                               693,274        576,358
                                                                                   -----------    -----------

Cash, end of period                                                                $   650,222    $   616,428
                                                                                   ===========    ===========

Supplemental disclosures of cash flow information:

    Cash paid for interest                                                         $   776,929    $   870,628
    Cash paid (refunded) for taxes                                                 $   (17,742)   $    23,590


Supplemental schedule of non cash financing activity:
    Assets acquired under capitalized lease obligations                            $        --    $ 1,139,630



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

On November 10, 1997, 29 supermarkets that were owned by John A. Catsimatidis, the Company's majority stockholder, Chairman of the Board and CEO (such 29 supermarkets hereinafter referred to as the "Food Group") were merged into the Company's existing 15 supermarkets (the "1997 merger"). The transaction was accounted for as an acquisition of the Company by the Food Group pursuant to Emerging Issues Task Force 90-13 as a result of the Food Group obtaining control of the Company after the transaction. The assets and liabilities of the Food Group were recorded at their historical cost. The Company's assets and liabilities were recorded at their fair value to the extent acquired. Consideration for the transaction was based on an aggregate of $36,000,000 in market value of the Company's common stock and the assumption of $4,000,000 of liabilities. 16,504,298 shares of common stock were issued on the date of the acquisition based on a market price of $2.18 per share.

During the period commencing the fourth quarter of fiscal 2002 through the second quarter of fiscal 2003, the Company opened a total of seven new stores (consisting of six supermarkets and one free standing pharmacy), and closed two stores. During fiscal 2003, the Company also commenced operating XpressGrocer.com, an on-line supermarket providing groceries, household items, fresh foods and other supermarket items in the borough of Manhattan, New York City. A store was closed in fiscal 2004.

The Company presently operates a total of 48 stores; 39 supermarkets and three free-standing pharmacies in Manhattan, New York, three supermarkets in Westchester County, New York, and one supermarket in each of Brooklyn, New York, Bronx County, New York and Long Island, New York. All of the supermarkets and pharmacies are leased and operated under the "Gristede's" banner.

The Company also owns City Produce Operating Corp., a company which operates a warehouse and distribution facility on leased premises in Bronx County, New York.

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

The Company's Annual Report on Form 10-K for the 52 week period ended November 30, 2003, contains information which should be read in conjunction herewith.

2. RELATED PARTY TRANSACTIONS

The Company leases the following locations from an affiliate, Red Apple Real Estate, Inc., a company wholly owned by John A. Catsimatidis, the majority stockholder of the Company: a portion of its warehouse and distribution facility comprising 25,000 square feet, its office facilities and all or a portion of ten store locations. During the 13 weeks ended February 29, 2004 and March 2, 2003, the Company paid $976,607 and $761,895 respectively to Red Apple Real Estate, Inc., for rent and real estate taxes under such leases. The leases are triple net whereby the tenant pays all real estate taxes, insurance and maintenance.

Certain of the Company's supermarkets have entered into capital and operating leases with an affiliate, Red Apple Lease Corporation, a corporation wholly owned by John A. Catsimatidis. These leases are primarily for store operating equipment. Obligations under these leases at February 29, 2004 were $2,503,675. These leases require that monthly payments of $76,790 be made to Red Apple Lease Corporation through March 2007.

Certain of the Company's supermarkets have entered into capital leases with an affiliate, United Acquisition Leasing Corp., a company wholly owned by John A. Catsimatidis. These leases are primarily for store equipment. Obligations under these leases at February 29, 2004 were $4,220,409. These leases require that monthly payments of $119,365 be made to United Acquisition Leasing Corp. with various expirations through May 31, 2008.

Amounts due to affiliates, primarily United Acquisition Corp., a corporation indirectly wholly owned by John A. Catsimatidis represent liabilities in connection with the 1997 merger and additional advances made to the Company by United Acquisition Corp. since the 1997 merger. These affiliates have agreed not to demand payment of these liabilities in the next year. Accordingly, the liability has been classified as noncurrent. As part of post-closing adjustments in connection with the 1997 merger, approximately $3,600,000 that is due from certain of the Company's affiliates has been offset against the amounts due to United Acquisition Corp. The net amount due to affiliates at February 29, 2004 was $24,018,521 of which $23,500,000 was subordinated to the Company's banks. The liability presently does not bear interest. However, the Company's credit agreement with its banks permits the Company to pay interest on such subordinated debt provided the Company has a positive net income. The liability has no stated maturity date.

In October 2002, the Company and Gristede's NY, LLC, an affiliate of the Company, acquired the fixtures, leasehold improvements and store leases of three stores from the Great Atlantic & Pacific Tea Company for a total purchase price of $5,500,000. The affiliate has leased the acquired assets to the Company. Such stores had been closed for more than six months prior to the transaction. Obligations under these capital leases at February 29, 2004 were $4,317,073 and require monthly payments of $79,156 through February 2008 and a balloon payment of $1,629,156 at such time.

In addition, in connection with the foregoing, Gristede's NY, LLC, received a term loan of $5,000,000 from a bank, which loan is guaranteed by Gristede's Foods NY, Inc. (a wholly-owned subsidiary of Namdor, Inc.), and the Company's subsidiaries Namdor Inc. and City Produce Operating Corp., and secured by a pledge of all of the capital stock of Gristede's Foods NY, Inc. The loan had a balance of $4,333,701 at February 29, 2004.

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

In May 2000, another affiliate and the Company entered into a similar operating agreement for a store owned by the affiliate. As consideration, the affiliate receives the nominal amount of $1 per annum, plus such other consideration as may be approved by the Company's directors (excluding John Catsimatidis). The operating agreement presently terminates on May 10, 2005, but the term shall be extended for additional one year periods unless either party gives notice of termination not later than 90 days prior to the end of the then current term of the agreement. Pursuant to the operating agreement, the Company, or any designee of the Company, also has the option until December 31, 2005 to purchase the supermarket for the fair market price of the supermarket as established by the Company's directors (excluding John Catsimatidis) using a valuation criterion similar to that issued for valuing the store at 1644 York Avenue, New York City. It is management's opinion that the fair market value of this store was approximately $3 million as of May, 2000.

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

The Company uses the services of an affiliate Red Apple Medical, a corporation wholly-owned by John Catsimatidis, as an agent for self-insurance purposes. All employee medical claims are submitted to a third party administrator who processes claims to be remitted through a controlled account. Such amounts are reimbursed by the Company to the agent. No fees have been paid to this entity for fiscal year 2004 to date.

3. IMPACT OF NORTHEAST BLACKOUT OF AUGUST 14-15, 2003

         The Company suffered significant losses of perishable inventory during the "Northeast blackout" of August 14-15, 2003. To a lesser extent, there were also property repair and damage losses, and related expenses. The Company's inventory is insured for its retail selling price, and property is insured for its new replacement cost. The Company has filed claims for these losses and related expenses with its insurance carriers and expects to recover at least approximately $5.8 million. The minimum claim for associated inventory costs and related expenses is approximately $4 million, resulting in a minimum expected net insurance gain of approximately $1.9 million, which is in lieu of filing separately for business interruption insurance and other expenses related to stocking, restocking and other costs associated with the "blackout". Machinery and other property are insured for their replacement cost. The insurance gain was recorded in the third quarter ended August 31, 2003, without separately accounting for the costs that go against such gain. The insurance carriers have acknowledged that the Company's losses are covered under its policy and have advanced the Company $1 million against its insured claim. The Company is expecting final settlement of its claim during the 3rd quarter ending August 29, 2004.

4. RECENT ACCOUNTING PRONOUNCEMENTS

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

In December 2003, the FASB issued a revision to Interpretation No. 46, "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51"("FIN 46R" or the "Interpretation"). FIN 46R clarifies the application of ARB No. 51, "Consolidated Financial Statements," to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support. FIN 46R requires the consolidation of these entities, known as variable interest entities ("VIEs"), by the primary beneficiary of the entity. The primary beneficiary is the entity, if any, that will absorb a majority of the entity's expected losses, receives a majority of the entity's expected residual returns, or both

Among other changes, the revisions of FIN 46R: (1) clarified some requirements of the original FIN 46, which had been issued in January 2003, (2) eased some implementation problems, and (3) added new scope exceptions. FIN 46R deferred the effective date of the Interpretation for public companies, to the end of the first reporting period ending after March 15, 2004, except that all public companies must at a minimum apply the provisions of the Interpretation to entities that were previously considered "special-purpose entities" under the FASB literature prior to the issuance of FIN 46R by the end of the first reporting period ending after December 15, 2003. The adoption of FIN 46R did not have a material effect on the Company's financial position, cash flows or results of operations.

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

In November 2003, the EITF reached a consensus on EITF No. 03-10, "Application of Issue No. 02-16 by Resellers to Sales Incentives Offered to Consumers by Manufacturers." EITF No. 03-10 addresses the accounting for manufacturer sales incentives offered directly to consumers, including manufacturer coupons. The consensus applies to new arrangements, including modifications to existing arrangements, entered into in fiscal periods beginning after November 25, 2003. The adoption of EITF No. 03-10 did not have any effect on the Company's financial statements, as reimbursements received from manufacturers for sales incentives are shown as a reduction in cost of sales.

..
5. ACCOUNTING FOR STOCK-BASED COMPENSATION

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

       Pro forma information, assuming the Company had accounted for its employee stock options granted under the fair value method prescribed by SFAS No. 123, as amended by Financial Accounting Standards Board Statement No. 148, "Accounting for Stock Based Compensation - Transition and Disclosure, an Amendment of FASB Statement No. 123" is presented below. The fair value of each option grant is estimated on the date of each grant using the Black-Scholes option-pricing model. There were no stock options granted in the 13 weeks ended February 29, 2004 and March 2, 2003, respectively. The fair value generated by the Black-Scholes model may not be indicative of the future benefit, if any, that may be received by the option holder.


                                                        13 Weeks Ended
                                                        --------------
                                                            ($000s)
                                                            -------
                                                      2/29/04      3/2/03
                                                      -------      ------

Net loss:                                             $(252)      $(1,383)
Less:  stock-based  employee  compensation expense
determined  under fair value based  method for all
awards, net of related tax effects                       _            _


Pro forma net loss                                    $(252)      $(1,383)
                                                      ======      ========

Loss per share:                                       $(0.01)      $(0.07)

Basic, as reported                                    $(0.01)      $(0.07)
Basic, pro forma                                      $(0.01)      $(0.07)
Diluted, as reported                                  $(0.01)      $(0.07)
Diluted, pro forma                                    $(0.01)      $(0.07)


       This pro forma information may not be representative of the amounts to expected in future years as the fair value method of accounting prescribed by SFAS No. 123 has not been applied to options granted prior to fiscal 1996.

6.  Subsequent Event

On April 13, 2004, the Company announced that it had received a letter from John Catsimatidis, the holder with certain of his affiliates, of in excess of 90% of the outstanding shares of common stock of the Company, stating his intention to cash out the public stockholders of the Company, at $0.87 per share, via a short form merger pursuant to Section 253 of the General Corporation Law of the State of Delaware.

On April 14, 2003, the Board of Directors of the Company (John Catsimatidis abstaining), at a telephonic meeting, appointed a special committee of independent directors to (i) evaluate the offer, and (ii) determine its fairness from a financial point of view to the public shareholders of the Company.

GRISTEDE'S FOODS, INC. AND SUBSIDIARIES

PART I

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-looking information:

         This report and documents incorporated by reference contain both historical and "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as "anticipates", "believes", "expects", "intends", "future", and similar expressions identify forward-looking statements. Any such "forward-looking" statements in this report reflect the Company's current views with respect to future events and financial performance, and are subject to a variety of factors that could cause the actual results or performance to differ materially from historical results or from the anticipated results or performance expressed or implied by such forward-looking statements. Because of such factors, there can be no assurance that the actual results or developments anticipated by the Company will be realized or, even if substantially realized, that they will have the anticipated results. The risks and uncertainties that may affect the Company's business include, but are not limited to: economic conditions, governmental regulations, technological advances, pricing and competition, acceptance by the marketplace of new products, retention of key personnel, the sufficiency of financial resources to sustain and expand the Company's operations, and other factors described in this report and in prior filings with the Securities and Exchange Commission. Readers should not place undue reliance on such forward-looking statements, which speak only as of the date hereof, and should be aware that except as may be otherwise legally required of the Company, the Company undertakes no obligation to publicly revise any such forward-looking statements to reflect events or circumstances that may arise after the date hereof. A more detailed description of some of the risk factors is set forth in the Company`s Annual Report on Form 10-K, dated November 30, 2003.


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


RESULTS OF OPERATIONS


The following table sets forth, as a percentage of sales, components of our Results of Operations:



                                                   13 weeks        13 weeks
                                                      ended           ended
                                                    2/29/04          3/2/03
                                                    -------          ------

Sales                                                 100.0           100.0
Cost of sales                                          58.1            60.9
                                                   --------        --------
Gross profit                                           41.9            39.1
Store operating, general and
    administrative expenses                            33.9            32.6
Pre-store opening startup costs                         0.0             0.3
Depreciation and amortization                           3.4             3.2
Non-store operating expense                             3.9             3.7
Operating income (loss)                                 0.8            -0.7
Other income (expense)                                 -1.1            -1.1
                                                   --------        --------
Loss from operations before
   income taxes                                        -0.4            -1.9
Provisions for income taxes                             0.0             0.0
                                                   --------        --------
Net loss                                               -0.4            -1.9
                                                   --------        --------

Sales were $69,838,182 for the 13 weeks ended February 29, 2004, compared to sales of $74,594,759 for the 13 weeks ended March 2, 2003. Same store sales declined 7.0% for the 13 weeks ended February 29, 2004, compared to the 13 weeks ended March 2, 2003. The decline in sales for the 2004 period primarily resulted from a reduction in promotional pricing at the Company's recently opened seven new stores, promotional pricing by an e-commerce supermarket competitor, and the 2 stores closed in fiscal 2003. Same store sales are calculated using stores that were open for business both in the current period and in the same period last year.

Gross profit was $29,268,990 or 41.9% of sales for the 13 weeks ended February 29, 2004, as compared to $29,159,386 or 39.1% of sales for the 13 weeks ended March 2, 2003. The increase in gross profit during the 2004 period was due to the ability of the Company to increase and maintain gross margins on the sale of its products, and reduced promotional pricing on the recently opened new stores.

Store operating, general and administrative expenses were $23,640,496 or 33.9% of sales for the 13 weeks ended February 29, 2004, as compared to $24,331,332 or 32.6% of for the 13 weeks ended March 2, 2003. Store operating, general and administrative expenses increased as a percentage of sales during the 2004 period mainly due to occupancy costs of the newly opened stores, and higher real estate taxes.

Pre-store opening startup costs were $0 for the 13 weeks ended February 29, 2004, as compared to $253,007 or 0.3% of sales for the 13 weeks ended March 2, 2003. There were no store remodelings or new stores opened during the 2004 period versus 2 new store openings during the 2003 period. New stores have higher pre-store openings costs than remodeled stores.

Non-store operating expenses were $2,725,391 or 3.9% of sales for the 13 weeks ended February 29, 2004, as compared with $2,754,345 or 3.7% of sales for the 13 weeks ended March 2, 2003. Administrative payroll and fringes were 2.6% of sales for the 2004 period, as compared to 2.7% of sales for the 2003 period. General office expenses were 1.1% of sales for the 2004 period, as compared to 0.8% of sales for the 2003 period. Professional fees were 0.1% of sales for both the 2004 and 2003 periods. Corporate expenses were also 0.1% of sales for both the 2004 and 2003 periods.

Depreciation and amortization expense was $2,378,607 or 3.4% of sales for the 13 weeks ended February 29, 2004, as compared to $2,380,026 or 3.2% of sales for the 13 weeks ended March 2, 2003.

Interest expense was $776,929 or 1.1% of sales for the 13 weeks ended February 29, 2004, as compared to $842,649 or 1.1% of sales for the 13 weeks ended March 2, 2003.

As a result of the items reviewed above, net loss was ($251,572) for the 13 weeks ended February 29, 2004, as compared to a net loss of ($1,382,736) for the 13 weeks ended March 2, 2003.

Owing to a reduction in promotional pricing at the Company's recently opened stores (seven stores were opened during the 4th quarter of fiscal 2002 through the 2nd quarter of fiscal 2003), such stores had a smaller aggregate negative impact on earnings and EBITDA for the quarter ended February 29, 2004. Newly opened stores negatively impact earnings and EBITDA in their initial start-up phase through a combination of higher labor costs, promotional pricing reductions of gross margins, and higher advertising, depreciation, interest and rent expense.

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

During the quarter ended February 29, 2004, the aggregate negative EBITDA impact of the recently opened seven new stores was approximately $300,000. This comparable aggregate negative EBITDA impact of these seven new stores for the entire fiscal year 2003 was approximately $3,600,000.

For the quarter ended February 29, 2004, the Company's EBITDA was $3,185,156, a 50.5% increase over EBITDA of $2,116,396 for the comparable quarter last year.


Reconciliation of EBITDA to net income:

                                         1st quarter ended     1st quarter ended
                                         February 29, 2004       March 2, 2003
                                         -----------------     -----------------
Net (loss)                                 $  (251,572)         $(1,382,736)
Interest expense                               776,929              842,649
Income tax expense                                   0                    0
Depreciation, amortization &
   changes in deferred rent                  2,659,799            2,656,483
                                           -----------          -----------

EBITDA                                     $ 3,185,156          $ 2,116,396
                                           -----------          -----------


Liquidity and Capital Resources

Liquidity:

The consolidated financial statements of the Company indicate that at February 29, 2004, current liabilities exceeded current assets by $4,247,023 and stockholders' equity was $2,749,677. Significant working capital changes during the 13 weeks ended February 29, 2004 included a $2.7 million increase in inventories, a $1.5 million decrease in accounts receivable, a $0.6 million increase in trade payables, and a $6 million increase in the current portion of long term debt.

As further discussed in footnote 3 to the Notes to Consolidated Financial Statements herein ("Impact of Northeast Blackout of August 14-15, 2003), the Company has filed claims for losses incurred during the "blackout" and expects to recover a total amount of at least $ 5.8 million, against which it has already received $ 1 million. Pending final settlement of its insurance claim, United Acquisition Corp. ("UAC") , a corporation indirectly owned by John Catsimatidis, the majority shareholder, agreed to provide the Company with an interim $5 million liquidity credit facility available during fiscal 2004. As of February 29, 2004, UAC had advanced approximately $2.25 million to the Company under this credit facility. The credit facility has no stated maturity date and does not presently bear interest.

Management believes that cash flows generated from operations, supplemented by financing from its bank facility, third party leasing companies and/or additional financing from the Company's majority shareholder, will be sufficient to pay the Company's debts as they may come due, provide for its capital expenditure program and meet its other cash requirements.

         Debt and Debt Service:

         In May, 2004, the Company's credit agreement with a group of banks was amended and increased to a total $27,500,000 facility, and certain covenants were amended. The amendment was effective as of February 28, 2004. The revolving line of credit was increased from $17,000,000 to $19,500,000, and its maturity extended from March 31, 2005 to March 31, 2007. The term loan in the aggregate principal amount of $8,000,000 had its maturity extended from December 3, 2006 to March 1, 2007, and its amortization amended as follows: (i) monthly payments of $97,500 due June 1, 2004 - September 1, 2004, (ii) $5,000,000 due October 1,
2004, and (iii) monthly payments of $90,000 due November 1, 2004 - March 1, 2007. Additionally, if the Company receives proceeds from its insurance claims related to the August 14, 2003 Northeast "blackout" prior to October 1, 2004, 50% of such proceeds must be applied to reduce the October 1, 2004 scheduled term loan amortization, and the remaining 50% must be applied to reduce outstandings under the revolving line of credit.

         Borrowings under our credit facility bear interest at a spread over either the prime rate of the bank acting as agent for the group of banks or a LIBOR rate, with the spread dependent on our leverage ratio, as defined in our credit facility. The average interest rate on amounts outstanding under our credit facility during the quarter ended February 29, 2004 was 4.37% per annum.

         Our credit facility contains covenants, representations and events of default typical of credit agreements, including financial covenants which require us to meet, among other things, a minimum tangible net worth and fixed charge coverage ratio, and which limit transactions with affiliates. Our credit facility is secured by equipment, inventories and accounts receivable.

         The Company's majority shareholder, through affiliates, has contributed $24,018,521 through February 29, 2004, in the form of unsecured non-interest bearing loans, of which $23,500,000 is subordinated to the Company's banks. The liability presently does not bear interest. However, the Company's credit agreement with its banks permits the Company to pay interest on such subordinated debt provided the Company has a positive net income.


Capital Expenditures:

         Capital expenditures (including property acquired under capital leases) were $1.2 million for the 13 weeks ended February 29, 2004, as compared to $3.4 million for the 13 weeks ended March 2, 2003.

         We have not incurred any material commitments for capital expenditures, although we anticipate spending approximately $2 - 3 million, inclusive of new capital leases, on store remodeling in fiscal 2004. Such amount is subject to adjustment based on the availability of funds.

Cash Flow:

         Cash provided by operating activities amounted to $1.5 million for the 13 weeks ended February 29, 2004 as compared to $2.7 million for the 13 weeks ended March 2, 2003. The change in cash flow from operating activities was primarily due to the changes in inventories, receivables, and vendor trade payable. Net cash used for investing activities was $1.2 million in the 2004 period as compared to $2.2 million in the 2003 period, as there were no new store opened in the 2004 period. Cash used in financing activities was $0.3 million for the 2004 period as compared to $0.4 million for the 2003 period, reflecting the additional proceeds provided by an affiliate, offset by repayments of bank loans and capital leases.


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

ITEM 4. CONTROLS AND PROCEDURES

(a) Based on an evaluation by management of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) as of the end of the fiscal quarter ended February 29, 2004 (the "Evaluation Date"), each of John Catsimatidis, Chairman and Chief Executive Officer of the Company, and Kishore Lall, Executive Vice President and Chief Financial Officer of the Company, have concluded that the Company's disclosure controls and procedures were effective as of the Evaluation Date.

Notwithstanding the foregoing, a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that it will detect or uncover failures within the Company to disclose material information otherwise required to be set forth in the Company's periodic reports.

(b) There have not been any significant changes in the Company's internal controls over financial reporting that occurred during the Company's fiscal quarter ended February 29, 2004 that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.

                     GRISTEDE'S FOODS INC. AND SUBSIDIARIES


                           PART II - OTHER INFORMATION


Item 1.       Legal Proceedings

               None

Item 2. Change in Securities And Use of Proceeds and Issuer Purchase of Equity Securities

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

              Exhibit 99.1 Press Release of Gristede's Foods, Inc., dated May 14, 2004, announcing first quarter 2004 results


(b) Reports on Form 8-K

              No Reports were filed during the quarter ended February 29, 2004. Subsequent to such date, Reports on Form 8-K were filed (i) on March 22, 2004 attaching as an exhibit the Company's press release dated March 18, 2004, and (ii) on April 20, 2004 relating to the intention of John Catsimatidis, the holder with certain of his affiliates, of more than 90% of the outstanding shares of common stock of the Company, to take the Company private.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       Gristede's Foods, Inc.

                                  By:  /s/ John A. Catsimatidis
                                       ---------------------------------------
                                       John A. Catsimatidis
                                       Chairman of the Board and
                                       Chief Executive Officer


Dated: May 14,  2004



                                  By:  /s/ Kishore Lall
                                       ---------------------------------------
                                       Kishore Lall
                                       Executive Vice President and
                                       Chief Financial Officer


Dated: May 14, 2004