Form 10-Q
period 2004-05-30
GRISTEDES FOODS INC
filed 2004-08-27
CIK 28325

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 30, 2004

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

Yes |_| No |X|

At May 28, 2004, registrant had issued and outstanding 19,636,574 shares of common stock.

                             GRISTEDE'S FOODS, INC.

PART I - FINANCIAL INFORMATION

   Item 1.    Financial Statements

                      Consolidated Balance Sheets as of
                               May 30, 2004 and November 30, 2003            Page 3

                      Consolidated Statements of Operations for
                               the 13 weeks and the 26 weeks ended
                               May 30, 2004 and June 1, 2003                 Page 4

                      Consolidated Statements of Stockholders'
                               Equity for the 52 weeks ended
                               November 30, 2003 and the
                               26 weeks ended May 30, 2004                   Page 5

                      Consolidated Statements of Cash Flows for
                               the 26 weeks ended May 30, 2004
                               and June 1, 2003                              Page 6

                      Notes to Consolidated Financial Statements             Page 7

   Item 2.    Management's Discussion and Analysis of Financial Condition
              and Results of Operations                                      Page 12

   Item 3.  Quantitative and Qualitative Disclosures About Market Risk       Page 17

   Item 4.  Controls and Procedures                                          Page 17

PART II - OTHER INFORMATION                                                  Page 18

Item 1
Financial Statements

                             GRISTEDE'S FOODS, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                                        (Unaudited)
                                                                                          May 30,           November 30,
ASSETS                                                                                     2004                2003
                                                                                       -------------       -------------
CURRENT ASSETS:
        Cash                                                                           $     787,494       $     693,274
        Accounts receivable - net of allowance for doubtful accounts                       9,993,502          11,840,262
           of $607,774 at May 30, 2004 and $572,190 at November 30, 2003
        Inventories                                                                       47,050,807          44,545,385
        Prepaid expenses and other current assets                                          1,759,083           3,645,321
                                                                                       -------------       -------------

                 Total current assets                                                     59,590,886          60,724,242
                                                                                       -------------       -------------

PROPERTY AND EQUIPMENT:
        Furniture, fixtures and equipment                                                 22,079,701          21,594,508
        Capitalized equipment leases                                                      37,377,665          36,168,381
        Leaseholds and leasehold improvements                                             65,899,454          63,986,788
                                                                                       -------------       -------------
                                                                                         125,356,820         121,749,677
        Less accumulated depreciation and amortization                                    60,624,556          56,268,219
                                                                                       -------------       -------------

                 Net property and equipment                                               64,732,264          65,481,458

        Deposits and other assets                                                            899,635             897,430
        Other assets                                                                       2,178,327           2,253,000
                                                                                       -------------       -------------

TOTAL                                                                                  $ 127,401,112       $ 129,356,130
                                                                                       =============       =============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
        Accounts payable, trade                                                        $  44,213,502       $  44,604,656
        Accrued payroll, vacation and withholdings                                         2,504,756           3,666,344
        Accrued expenses and other current liabilities                                     2,171,414           3,331,761
        Due to affiliates - trade                                                          1,022,556             469,175
        Capitalized lease obligations - current portion                                    4,627,778           5,677,142
        Current portion of long term debt                                                  1,461,371           2,650,740
                                                                                       -------------       -------------

                 Total current liabilities                                                56,001,377          60,399,817

        Long-term debt - noncurrent portion                                               26,330,001          25,899,803
        Due to affiliates                                                                 26,177,666          22,008,258
        Capitalized lease obligations - noncurrent portion                                10,997,607          12,084,252
        Deferred rent                                                                      6,485,077           6,162,749
                                                                                       -------------       -------------

                 Total liabilities                                                       125,991,728         126,554,879
                                                                                       -------------       -------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
        Preferred stock, $50 Par, -shares authorized 500,000; none issued                         --                  --
        Common stock, $0.02 par value - shares authorized 25,000,000; outstanding
             19,636,574 shares at May 30, 2004 and November 30, 2003                         392,732             392,732
        Additional paid-in capital                                                        18,065,302          17,865,302
        Retained earnings/ (deficit)                                                     (17,048,650)        (15,456,783)
                                                                                       -------------       -------------

                 Total stockholders' equity                                                1,409,384           2,801,251
                                                                                       -------------       -------------

TOTAL                                                                                  $ 127,401,112       $ 129,356,130
                                                                                       =============       =============

The accompanying notes are an integral part of these financial statements.

                             GRISTEDE'S FOODS, INC.
                 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE 26 WEEKS ENDED MAY 30, 2004 AND JUNE 1, 2003

                                                            26 weeks            13 weeks           26 weeks          13 weeks
                                                              ended              ended              ended              ended
                                                             May 30,            May 30,            June 1,            June 1,
                                                              2004                2004               2003               2003
                                                          -------------       ------------       ------------       -----------
Sales                                                     $ 134,995,099       $ 65,156,917        145,586,712        70,991,953
Cost of sales                                                79,165,696         38,596,504         87,492,327        42,047,905
                                                          -------------       ------------       ------------       -----------

Gross profit                                                 55,829,403         26,560,413         58,094,385        28,944,048

Store operating, general and administrative expenses         46,098,579         22,458,083         48,386,141        24,065,494

Pre-store opening startup costs                                  33,533             33,533            495,633           260,626

Depreciation and amortization                                 4,766,554          2,387,947          4,759,168         2,379,142

Insurance proceeds                                              (80,005)           (80,005)          (500,000)         (500,000)

Non-store operating expenses:

    Administrative payroll and fringes                        3,484,188          1,701,826          4,047,510         2,040,846
    General office expense                                    1,403,990            641,172          1,176,879           590,436
    Professional fees                                           283,635            178,942            296,191           190,673
    Corporate expense                                           136,538             61,020            122,021            62,912
                                                          -------------       ------------       ------------       -----------

Total non-store operating expenses                            5,308,351          2,582,960          5,642,601         2,884,867
                                                          -------------       ------------       ------------       -----------

Operating loss                                                 (297,609)          (822,105)          (689,158)         (146,081)
                                                          -------------       ------------       ------------       -----------

Other income (expense):

    Other Income                                                129,172            129,172                 --                --
    Interest expense                                         (1,424,919)          (647,990)        (1,610,435)         (767,786)
    Interest income                                               1,490                629              2,348             1,111
                                                          -------------       ------------       ------------       -----------

Total other income (expense) - net                           (1,294,257)          (518,189)        (1,608,087)         (766,675)
                                                          -------------       ------------       ------------       -----------

Loss before income taxes                                     (1,591,866)        (1,340,294)        (2,297,245)         (912,756)

Provision for income taxes                                           --                 --                 --                --
                                                          -------------       ------------       ------------       -----------

Net loss                                                  $  (1,591,866)      $ (1,340,294)        (2,297,245)         (912,756)
                                                          =============       ============       ============       ===========

Net loss per share; basic and diluted                     ($       0.08)      ($      0.07)      ($      0.12)      ($     0.05)
                                                          =============       ============       ============       ===========

Weighted average number of shares and
equivalents outstanding                                      19,636,574         19,636,574         19,636,574        19,636,574
                                                          =============       ============       ============       ===========

The accompanying notes are an integral part of these financial statements.

                             GRISTEDE'S FOODS, INC.
            UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                    FOR THE 52 WEEKS ENDED NOVEMBER 30, 2003
                     AND FOR THE 26 WEEKS ENDED MAY 30, 2004

                                                                         Additional        Retained            Total
                                                 Common stock              Paid-In         earnings         Stockholders'
                                             Shares         Amount         Capital         (deficit)           Equity
                                           ----------      --------      ----------      ------------       ------------
Balance at December 1, 2002                19,636,574      $392,732      14,136,674      $ (3,863,312)      $ 10,666,094

Capital contribution in connection of              --            --       3,728,628                --          3,728,628
funding of company costs

Net loss                                           --            --              --       (11,593,471)       (11,593,471)

                                           ----------      --------      ----------      ------------       ------------

Balance at November 30, 2003               19,636,574       392,732      17,865,302       (15,456,783)         2,801,251
                                           ----------      --------      ----------      ------------       ------------

Capital contribution in connection                 --            --         200,000                --            200,000
of funding of company costs

Net loss                                           --            --              --        (1,591,866)        (1,591,866)
                                           ----------      --------      ----------      ------------       ------------

Balance at May 30, 2004                    19,636,574      $392,732      18,065,302       (17,048,650)         1,409,384
                                           ==========      ========      ==========       ===========          =========

The accompanying notes are an integral part of these financial statements.

                             GRISTEDE'S FOODS, INC.
                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE 26 WEEKS ENDED MAY 30, 2004 AND JUNE 1, 2003

                                                                    26 weeks          26 weeks
                                                                      ended            ended
                                                                     May 30,          June 1,
                                                                      2004              2003
                                                                  -----------       -----------
Cash flows from operating activities:

   Net loss                                                       $(1,591,866)      $(2,297,245)

   Adjustments to reconcile net loss to net cash provided by
   operating activities:
     Depreciation and amortization                                  4,766,554         4,759,168
     Change in allowance for bad debts                                 35,584            35,168
       Capital contribution in connection of                          200,000                --
        funding of company costs
     Changes in operating assets and liabilities:
       Accounts receivable                                          1,811,176           701,349
       Inventories                                                 (2,505,422)       (3,940,243)
       Due to/from related parties - trade                            647,808          (146,098)
       Prepaid expenses and other current assets                    1,886,238         1,065,330
       Other assets                                                  (337,749)         (505,192)
       Accounts payable, trade                                       (391,153)        2,897,692
       Accrued payroll, vacation and withholdings                  (1,161,588)         (520,392)
       Accrued expenses and other current liabilities              (1,254,774)         (208,419)
       Current and other assets acquired via capital leases                --           700,000
       Deferred rent                                                  322,327           552,914
                                                                  -----------       -----------

         Net cash provided by operating activities                  2,427,134         3,094,032
                                                                  -----------       -----------

Cash flows from investing activities:
   Capital expenditures                                            (2,397,860)       (4,413,649)
                                                                  -----------       -----------

         Net cash used in investing activities                     (2,397,860)       (4,413,649)
                                                                  -----------       -----------

Cash flows from financing activities:
    Repayments of bank loan                                          (759,171)       (1,149,999)
    Repayments of capitalized lease obligations                    (3,345,291)       (2,543,739)
    Advances from affiliates                                        4,169,408         5,106,493
                                                                  -----------       -----------

         Net cash provided by financing activities                     64,946         1,412,755
                                                                  -----------       -----------

Net increase in cash                                                   94,220            93,138

Cash, begining of period                                              693,274           576,358
                                                                  -----------       -----------

Cash, end of period                                               $   787,494       $   669,496
                                                                  ===========       ===========

Supplemental disclosures of cash flow information:

    Cash paid for interest                                        $ 1,368,510       $ 1,734,300
    Cash paid for taxes                                           $    14,112       $    23,590

Supplemental schedule of non cash financing activity:
    Assets acquired under capitalized lease obligations           $ 1,209,282       $ 2,640,659

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

During the period commencing the fourth quarter of fiscal 2002 through the second quarter of fiscal 2003, the Company opened a total of seven new stores (consisting of six supermarkets and one free standing pharmacy), and closed two stores. During fiscal 2003, the Company also commenced operating XpressGrocer.com, an on-line supermarket providing groceries, household items, fresh foods and other supermarket items in the borough of Manhattan, New York City. One store was closed in fiscal 2004.

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

2. RELATED PARTY TRANSACTIONS

The Company leases the following locations from an affiliate, Red Apple Real Estate, Inc., a company wholly owned by John A. Catsimatidis, the majority stockholder of the Company: a portion of its warehouse and distribution facility comprising 25,000 square feet, its office facilities and all or a portion of ten store locations. During the 13 weeks and the 26 weeks ended May 30, 2004, amounts payable by the Company to Red Apple Real Estate, Inc. for rent and real estate taxes under such leases totaled $937,952 and $1,914,559 respectively. The leases are triple net whereby the tenant pays all real estate taxes, insurance and maintenance.

Certain of the Company's supermarkets have entered into capital and operating leases with an affiliate, Red Apple Lease Corporation, a corporation wholly owned by John A. Catsimatidis. These leases are primarily for store operating equipment. Obligations under these leases at May 30, 2004 were $2,307,383. These leases require that monthly payments of $76,790 be made to Red Apple Lease Corporation through March 2007.

Certain of the Company's supermarkets have entered into capital leases with an affiliate, United Acquisition Leasing Corp., a company wholly owned by John A. Catsimatidis. These leases are primarily for store equipment. Obligations under these leases at May 30, 2004 were $4,113,874. These leases require that monthly payments of $113,482 be made to United Acquisition Leasing Corp. with various expirations through May 31, 2008.

Amounts due to affiliates, primarily United Acquisition Corp., a corporation indirectly wholly owned by John A. Catsimatidis represent liabilities in connection with the 1997 merger and additional advances made to the Company by United Acquisition Corp. since the 1997 merger. These affiliates have agreed not to demand payment of these liabilities in the next year. Accordingly, the liability has been classified as noncurrent. As part of post-closing adjustments in connection with the 1997 merger, approximately $3,600,000 that is due from certain of the Company's affiliates has been offset against the amounts due to United Acquisition Corp. The net amount due to affiliates at May 30, 2004 was $26,177,666 of which $23,500,000 was subordinated to the Company's banks. The liability presently does not bear interest. However, the Company's credit agreement with its banks permits the Company to pay interest on such subordinated debt provided the Company has a positive net income. The liability has no stated maturity date.

In October 2002, the Company and Gristede's NY, LLC, an affiliate of the Company, acquired the fixtures, leasehold improvements and store leases of three stores from the Great Atlantic & Pacific Tea Company for a total purchase price of $5,500,000. The affiliate has leased the acquired assets to the Company. Such stores had been closed for more than six months prior to the transaction. Obligations under these capital leases at May 30, 2004 were $4,162,265 and require monthly payments of $79,156 through February 2008 and a balloon payment of $1,629,156 at such time.

In addition, in connection with the foregoing, Gristede's NY, LLC, received a term loan of $5,000,000 from a bank, which loan is guaranteed by Gristede's Foods NY, Inc. (a wholly-owned subsidiary of Namdor, Inc.), and the Company's subsidiaries Namdor Inc. and City Produce Operating Corp., and secured by a pledge of all of the capital stock of Gristede's Foods NY, Inc. The loan had a balance of $4,172,122 at May 30, 2004.

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

3. IMPACT OF NORTHEAST BLACKOUT OF AUGUST 14-15, 2003

The Company suffered significant losses of perishable inventory during the "Northeast blackout" of August 14-15, 2003. To a lesser extent, there were also property repair and damage losses, and related expenses. The Company's inventory is insured for its retail selling price, and property is insured for its new replacement cost. The Company has filed claims for these losses and related expenses with its insurance carriers and expects to recover at least approximately $5.8 million. The minimum claim for associated inventory costs and related expenses is approximately $4 million, resulting in a minimum expected net insurance gain of approximately $1.9 million, which is in lieu of filing separately for business interruption insurance and other expenses related to stocking, restocking and other costs associated with the "blackout". Machinery and other property are insured for their replacement cost. The insurance gain was recorded in the third quarter ended August 31, 2003, without separately accounting for the costs that go against such gain. The insurance carriers have acknowledged that the Company's losses are covered under its policy and have advanced the Company $3 million against its insured claim, including $2 million received subsequent to the quarter ended May 30, 2004. The Company is expecting final settlement of its claim during fiscal 2004.

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

Pro forma information, assuming the Company had accounted for its employee stock options granted under the fair value method prescribed by SFAS No. 123, as amended by Financial Accounting Standards Board Statement No. 148, "Accounting for Stock Based Compensation - Transition and Disclosure, an Amendment of FASB Statement No. 123" is presented below. The fair value of each option grant is estimated on the date of each grant using the Black-Scholes option-pricing model. There were no stock options granted in the 13 weeks ended May 30, 2004 and June 1, 2003, respectively. The fair value generated by the Black-Scholes model may not be indicative of the future benefit, if any, that may be received by the option holder.

                                                          26 Weeks Ended ($000s)         13 Weeks Ended ($000s)
                                                          ----------------------         ----------------------
                                                         5/30/04          6/1/03          5/30/04         6/1/03
                                                         -------          ------          -------         ------
Net loss:                                               $  (1,592)      $  (2,297)      $  (1,340)      $    (913)
Less:  stock-based  employee  compensation expense
determined  under fair value based  method for all
awards, net of related tax effects                             --               3              --               3
                                                        ---------       ---------       ---------       ---------

Pro forma net loss                                      $  (1,592)      $  (2,300)      $  (1,340)      $    (916)

Loss per share:

Basic, as reported                                      $    (.08)      $   (0.12)      $    (.07)      $   (0.05)
Basic, pro forma                                        $    (.08)      $   (0.12)      $    (.07)      $   (0.05)
Diluted, as reported                                    $    (.08)      $   (0.12)      $    (.07)      $   (0.05)
Diluted, pro forma                                      $    (.08)      $   (0.12)      $    (.07)      $   (0.05)

This pro forma information may not be representative of the amounts to expected in future years as the fair value method of accounting prescribed by SFAS No. 123 has not been applied to options granted prior to fiscal 1996.

6. Going Private Transaction

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

The special committee has engaged a financial advisor to evaluate the fairness of the offer and to deliver an opinion to the special committee as to the fairness, from a financial point of view to the Company's public shareholders, of the consideration to be received in connection with the proposed merger. The financial advisor has completed its review and is in the process of finalizing its evaluation and opinion.

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

RESULTS OF OPERATIONS

The following table sets forth, as a percentage of sales, components of our Results of Operations:

                                         26 weeks            26 weeks           13 weeks            13 weeks
                                            ended               ended              ended               ended
                                          5/30/04              6/1/03            5/30/04              6/1/03
                                          -------              ------            -------              ------
Sales                                       100.0               100.0              100.0               100.0
Cost of sales                                58.6                60.1               59.2                59.2
                                      ----------------------------------------------------------------------

Gross profit                                 41.4                39.9               40.8                40.8
Store operating, general and
    administrative expenses                  34.1                33.2               34.5                33.9
Pre-store opening startup costs               0.0                 0.3                0.1                 0.4
Depreciation and amortization                 3.5                 3.3                3.7                 3.4
Insurance and grant proceeds                 -0.1                -0.3               -0.1                -0.7
Non-store operating expense                   3.9                 3.9                4.0                 4.1
                                      ----------------------------------------------------------------------

Operating loss                               -0.2                -0.5               -1.3                -0.2
Other income (expense)                       -1.0                -1.1               -0.8                -1.1
                                      ----------------------------------------------------------------------

Loss from operations before
   income taxes                              -1.2                -1.6               -2.1                -1.3
Provisions for income taxes                    --                  --                 --                  --
                                      ----------------------------------------------------------------------

Net loss                                     -1.2                -1.6               -2.1                -1.3
                                      ----------------------------------------------------------------------

      Percentage of individual line items (as a percent of sales) have been rounded to the nearest tenth of a percent, and therefore, the totals may not add to 100%.

Sales were $134,995,099 and $65,156,917 for the 26 weeks and for the 13 weeks ended May 30, 2004, respectively, as compared to sales of $145,586,712 and $70,991,953 for the 26 weeks and for the 13 weeks ended June 1, 2003, respectively. Same store sales declined 7.2% and 7.4% for the 26 weeks and 13 weeks ended May 30, 2004, compared to the 26 weeks and 13 weeks ended June 1, 2003. The decline in sales for the 2004 periods primarily resulted from a reduction in promotional pricing at the Company's recently opened seven new stores, and promotional pricing by an e-commerce supermarket competitor. Same store sales are calculated using stores that were open for business both in the current period and in the same period last year.

Gross profit was $55,829,403 or 41.4% and $26,560,413 or 40.8% of sales for the 26 weeks and 13 weeks ended May 30, 2004, respectively, as compared to $58,094,385 or 39.9% of sales and $28,944,048 or 40.8% of sales for the 26 weeks and 13 weeks ended June 1, 2003, respectively. The increase in gross profit percentage during the 26 week period ended May 30, 2004 was due to the ability of the Company to increase and maintain gross margins on the sale of its products, and reduced promotional pricing on the recently opened new stores.

Store operating, general and administrative expenses were $46,098,579 or 34.1% of sales and $22,458,083 or 34.5% of sales for the 26 weeks and 13 weeks ended May 30, 2004, respectively, as compared to $48,386,141 or 33.2% of sales and $24,065,494 or 33.9% of sales for the 26 weeks and 13 weeks ended June 1, 2003, respectively. Store operating, general and administrative expenses increased as a percentage of sales during the 2004 periods mainly due to occupancy costs of the newly opened stores, and higher real estate taxes.

Pre-store opening startup costs were $33,533 for the 26 weeks and 13 weeks ended May 30, 2004, respectively, as compared to $495,633 and $260,626 for the 26 weeks and 13 weeks ended June 1, 2003, respectively. There were no store remodelings or new stores opened during the 2004 periods versus 2 new store openings in each of the first two fiscal quarters of 2003. New stores have higher pre-store openings costs than remodeled stores.

Non-store operating expenses were $5,308,351 or 3.9% and $2,582,960 or 4.0% of sales for the 26 weeks and 13 weeks ended May 30, 2004, respectively, as compared to $5,642,601 or 3.9% of sales, and $2,884,867 or 4.1% of sales for the 26 weeks and 13 weeks ended June 1, 2003, respectively. Administrative payroll and fringes were 2.6% of sales for both the 26 weeks and 13 weeks ended May 30, 2004, respectively, as compared to 2.8% of sales and 2.9% of sales for the corresponding 2003 periods respectively. General office expenses were 1.0% of sales for both the 26 weeks and 13 weeks ended May 30, 2004, respectively, as compared to 0.8% for both the corresponding 2003 periods. Professional fees were 0.2% and 0.3% of sales for the 26 weeks and 13 weeks ended May 30, 2004, respectively, as compared to 0.2% for both the corresponding 2003 periods. Corporate expenses were 0.1% of sales for both the 2004 and 2003 periods.

Depreciation and amortization expense was $4,766,554 or 3.5% of sales and $2,387,947 or 4.0% of sales for the 26 weeks and 13 weeks ended May 30, 2004, respectively, as compared to $4,759,168 or 3.3% of sales and $2,379,142 or 3.4% of sales for the corresponding 2003 periods respectively. The increase in the 2004 periods was primarily a result of capital expenditures incurred in connection with recent new store openings and store renovations.

Interest expense was $1,424,919 or 1.1% of sales and $647,990 or 1.0% of sales for the 26 weeks and 13 weeks ended May 30, 2004, respectively, as compared to $1,610,435 and $767,786, in both cases 1.1% of sales for the corresponding 2003 periods respectively. The primary reason for the lower interest expense in the 2004 periods was owing to lower average levels of bank debt and capitalized leases.

As a result of the items reviewed above, the net loss was ($1,591,866) and ($1,340,294) for the 26 weeks and 13 weeks ended May 30, 2004, respectively, as compared to a net loss of ($2,297,245) and ($912,756) for the 26 weeks and 13 weeks ended June 1, 2003, respectively.

Owing to a reduction in promotional pricing at the Company's recently opened stores (seven stores were opened during the period commencing the 4th quarter of fiscal 2002 through the 2nd quarter of fiscal 2003), such stores had a smaller aggregate negative impact on earnings and EBITDA for the six months (26 weeks) ended May 30, 2004. Newly opened stores negatively impact earnings and EBITDA in their initial start-up phase through a combination of higher labor costs, promotional pricing reductions of gross margins, and higher advertising, depreciation, interest and rent expense.

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

During the six months (26 weeks) ended May 30, 2004, the aggregate negative EBITDA impact of the recently opened seven new stores was approximately $700,000. The comparable aggregate negative EBITDA impact of these seven new stores for the entire fiscal year 2003 was approximately $3,600,000.

For the 26 weeks ended May 30, 2004, the Company's EBITDA was $4,921,934, representing a 6.4% increase over EBITDA of $4,625,272 for the comparable period last year.

Reconciliation of EBITDA to net loss:

                                  26 weeks ended    26 weeks ended
                                  --------------    --------------
                                  May 30, 2004      June 1, 2003
                                  ------------      ------------
Net (loss)                        ($1,591,866)      ($2,297,245)
Interest expense                    1,424,919         1,610,435
Income tax expense                          0                 0

Depreciation, amortization &
   changes in deferred rent         5,088,881         5,312,082
                                  -----------       -----------


EBITDA                            $ 4,921,934       $ 4,625,272
                                  -----------       -----------

Liquidity and Capital Resources

Liquidity:

The consolidated financial statements of the Company indicate that at May 30, 2004, current assets exceeded current liabilities by $3,589,509 and stockholders' equity was $1,409,384.

As further discussed in footnote 3 to the Notes to Consolidated Financial Statements herein ("Impact of Northeast Blackout of August 14-15, 2003), the Company has filed claims for losses incurred during the "blackout" and expects to recover at least approximately $5.8 million, against which claim it has already received $3 million. Pending final settlement of its insurance claim, United Acquisition Corp. ("UAC") , a corporation indirectly owned by John Catsimatidis, the majority shareholder, agreed to provide the Company with a $5 million liquidity credit facility available during fiscal 2004. As of May 30, 2004, UAC had advanced approximately $ 3.25 million to the Company under this credit facility. The credit facility has no stated maturity date and does not presently bear interest.

Management believes that cash flows generated from operations, supplemented by financing from its bank facility, third party leasing companies and/or additional financing from the Company's majority shareholder, will be sufficient to pay the Company's debts as they may come due, provide for its capital expenditure program and meet its other cash requirements.

      Debt and Debt Service:

      In May, 2004, the Company's credit agreement with a group of banks was amended and increased to a total $27,500,000 facility, and certain covenants were amended. The amendment was effective as of February 28, 2004. The revolving line of credit was increased from $17,000,000 to $19,500,000, and its maturity extended from March 31, 2005 to March 31, 2007. The term loan in the aggregate principal amount of $8,000,000 had its maturity extended from December 3, 2006 to March 1, 2007, and its amortization amended as follows: (i) monthly payments of $97,500 due June 1, 2004 - September 1, 2004, (ii) $5,000,000 due October 1,
2004, and (iii) monthly payments of $90,000 due November 1, 2004 - March 1, 2007. Additionally, if the Company receives final proceeds from its insurance claim related to the August 14, 2003 Northeast "blackout" prior to October 1, 2004, 50% of such proceeds must be applied to reduce the October 1, 2004 scheduled term loan amortization, and the remaining 50% must be applied to reduce outstandings under the revolving line of credit.

      Borrowings under our credit facility bear interest at a spread over either the prime rate of the bank acting as agent for the group of banks or a LIBOR rate, with the spread dependent on our leverage ratio, as defined in our credit facility. The average interest rate on amounts outstanding under our credit facility during the 13 weeks ended May 30, 2004 was 4.34% per annum.

      Our credit facility contains covenants, representations and events of default typical of credit agreements, including financial covenants which require us to meet, among other things, a minimum tangible net worth and fixed charge coverage ratio, and which limit transactions with affiliates. Our credit facility is secured by equipment, inventories and accounts receivable.

      The Company's majority shareholder, through affiliates, has contributed $26,177,666 through May 30, 2004, in the form of unsecured non-interest bearing loans, of which $23,500,000 is subordinated to the Company's banks. The liability presently does not bear interest. However, the Company's credit agreement with its banks permits the Company to pay interest on such subordinated debt provided the Company has a positive net income.

Capital Expenditures:

      Capital expenditures (including property acquired under capital leases) were $3.6 million for the 26 weeks ended May 30, 2004, as compared to $7.1 million for the 26 weeks ended June 1, 2003.

      We have not incurred any material commitments for capital expenditures, although we anticipate spending approximately $4 - 5 million, inclusive of new capital leases, on store remodeling in fiscal 2004. Such amount is subject to adjustment based on the availability of funds.

Cash Flow:

      Cash provided by operating activities amounted to $2.4 million for the 26 weeks ended May 30, 2004 as compared to $3.1 million for the 26 weeks ended June 1, 2003. The change in cash flow from operating activities was primarily due to the changes in inventories, receivables, and vendor trade payable. Net cash used for investing activities was $2.4 million in the 2004 period as compared to $4.4 million in the 2003 period, as there were no new stores opened in the 2004 period. Net cash provided by financing activities was $0.1 million for the 2004 period as compared to $1.4 million for the 2003 period, reflecting the additional proceeds provided by an affiliate, offset by repayments of bank loans and capital leases.

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

ITEM 4. CONTROLS AND PROCEDURES

(a) Based on an evaluation by management of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) as of the end of the fiscal quarter ended May 30, 2004 (the "Evaluation Date"), each of John Catsimatidis, Chairman and Chief Executive Officer of the Company, Kishore Lall, Executive Vice President and Chief Financial Officer of the Company and Mark S. Kassner, Senior Vice President of Finance and Chief Accounting Officer of the Company, have concluded that the Company's disclosure controls and procedures were effective as of the Evaluation Date.

Notwithstanding the foregoing, a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that it will detect or uncover failures within the Company to disclose material information otherwise required to be set forth in the Company's periodic reports.

(b) There have not been any significant changes in the Company's internal controls over financial reporting that occurred during the Company's fiscal quarter ended May 30, 2004 that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.

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

      None.

Item 5. Other Information

      None.

Item 6. Exhibits and Reports on Form 8-K

      * Exhibit 10.14   Amended and Restated Loan Agreement dated as of May 5,
                        2004, between the Company and Citibank, N.A., Israel
                        Discount Bank of New York, and Bank Leumi USA.

      * Exhibit 31.1    Certification of Chief Executive Officer pursuant to
                        Section 302 of the Sarbanes-Oxley Act of 2002.

      * Exhibit 31.2    Certification of the Chief Financial Officer pursuant to
                        Section 302 of the Sarbanes-Oxley Act of 2002.

      * Exhibit 31.3    Certification of the Chief Accounting Officer pursuant
                        to Section 302 of the Sarbanes-Oxley Act of 2002.

      * Exhibit 32.1    Certifications of Chief Executive Officer, Chief
                        Financial Officer and Chief Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
                        Section 906 of the Sarbanes-Oxley Act of 2002.

      * Exhibit 99.1    Press Release of Gristede's Foods, Inc., dated July 19,
                        2004, announcing delay in filing this Form 10-Q.

      * Exhibit 99.2    Press Release of Gristede's Foods, Inc., dated August
                        18, 2004, announcing the appointment of new Senior Vice
                        President of Finance and Chief Accounting Officer.

      * Exhibit 99.3    Press Release of Gristede's Foods, Inc., dated August
                        27, 2004, reporting results of operations for the period ended May 30, 2004.

      * Filed herewith

(a) Reports on Form 8-K

None

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

Dated: August 27, 2004


                                        By: /s/ Kishore Lall
                                            ----------------
                                            Kishore Lall
                                            Executive Vice President and
                                            Chief Financial Officer

Dated: August 27, 2004


                                        By: /s/ Mark S. Kassner
                                            -------------------
                                            Mark S. Kassner
                                            Senior Vice President of Finance and
                                            Chief Accounting Officer

Dated: August 27, 2004